Form 10QSB
period 2007-03-31
Ketner Global Investments Inc
filed 2007-04-24
CIK 1372114

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to__________

KETNER GLOBAL INVESTMENTS, INC.
(Name of small business issuer in its charter)

8711
Primary Standard Industrial
Classification Code Number

Nevada	20-4130012
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1100 North University Avenue, Suite 135, Little Rock Arkansas 72207
(Address of principal executive offices and zip code)

1-800-280-8192
Issuer's telephone number:

SEC File Number: 333-139015

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,349,340 shares of common stock outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in Ketner Global Investments, Inc.’s latest registration statement filed with the Commission on Form SB-1.

KETNER GLOBAL INVESTMENTS, INC
FINANCIAL STATEMENTS

March 31, 2007
INDEX

Page

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements.	F-4 to F-8

KETNER GLOBAL INVESTMENTS, INC.
BALANCE SHEETS
(Unaudited)

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,930	$1,966
Marketable securities	6,417	7,216
Accounts receivable	1,536	1,344

Total Current Assets	11,883	10,526

Fixed assets, net of accumulated depreciation of $10,428 and $6,503, respectively	68,619	72,544

Other assets	486	486

TOTAL ASSETS	$80,988	$83,556

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of notes payable	$7,386	$7,278
Accounts payable and accrued expenses	37,822	35,589
Loan payable - margin	(47)	53
Loans payable - related parties	28,660	35,117

Total Current Liabilities	73,821	78,037

LONG-TERM LIABILITIES
Notes payable, net of current portion	28,949	30,762

Total Long-Term Liabilities	28,949	30,762

TOTAL LIABILITIES	102,770	108,799

SHAREHOLDERS’ EQUITY (Deficit)

Common stock, $.001 Par Value, 5,000,000 shares authorized, 4,349,340 and 4,000,000 shares issued and outstanding, respectively	4,349	4, 349
Additional paid-in capital	83,838	83,838
Accumulated other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(423)	776
Subscriptions receivable	--	(20)
Retained deficit	(114,186)	(114,186)
Net income	4,640	--

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(21,782)	(25,243)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$80,988	$83,556

The accompanying notes are an integral part of the financial statements.

KETNER GLOBAL INVESTMENTS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

OPERATING REVENUES
Revenues	$24,456		--

OPERATING EXPENSES
General and administrative expenses	13,630		169
Professional fees	5,607		--

Total operating expenses	19,237		169

Income (Loss) before other income (expense) and income taxes	5,219		(169)

OTHER INCOME (EXPENSE)
Interest expense (net)	(579)		(57)
Loss on sale of securities	( --)		( --)
Total other income (expense)	(579)		(57)

Income (Loss) before income taxes	4,640		(226)

Income taxes	--		--

NET INCOME (LOSS)	$4,640	$	(226)

Other comprehensive income (loss):
Net income (loss)	$4,640	$	(226)
Unrealized loss on investment securities	(423)		(406)

Total comprehensive income (loss)	$4,217	$	(632)

Weighted average shares outstanding:
Basic and diluted	4,341,861		4,325,776
(Loss) available to common shareholders per share
Basic and diluted	$.001		(5.23)

The accompanying notes are an integral part of the financial statements.

 KETNER GLOBAL INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$4,640	$	(226)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,925		244
Loss on sale of securities	--		--

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(192)		--
Other assets	--		75
Accounts payable	37,822		--
Accrued expenses	(35,589)		--

NET CASH FLOWS FROM OPERATING ACTIVITIES	2,041		75

CASH FLOWS FROM INVESTING ACTIVIES
Purchase of marketable securities	(400)		(7,632)
Sale of marketable securities	--		--
Net borrowings from related parties	(6,457)		190
Acquisition of fixed assets	--		--

NET CASH FLOWS FROM INVESTING ACTIVITIES	(6,857)		(7,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions received	20		--
Issuance of common stock	--		13
Repayment of long term debt	(1,705)		--
Net borrowings from loan payable	(100)		3,924

NET CASH FLOWS FROM FINANCING ACTIVITIES	(1,785)		3,937

NET INCREASE IN CASH	1,964		--
CASH AT BEGINNING OF PERIOD	1,966		--
CASH AT END OF PERIOD	$3,930		$--

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$--		$--
Interest paid	$579		$57

NONCASH INVESTING AND FINANCING ACTIVITIES	$--		$--

The accompanying notes are an integral part of the financial statements.

KETNER GLOBAL INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 -	ORGANIZATION, DESCRIPTION OF COMPANY’S BUSINESS AND BASIS OF PRESENTATION

Ketner Global Investments, Inc. (the “Company”) was incorporated in the state of Nevada on December 30, 2005. On January 1, 2006, Ketner Global Investments, Inc. formally commenced operations at the address of 3904 Warwick, Colleyville, Texas 76034. On August 31 2006, the company moved its corporate office to Little Rock, Arkansas.

The Company is an engineering and management consulting company providing services for, but not limited to, large scale manufacturing industries, primarily in the aircraft and automotive industries. The Company intends to invest in companies within these industries.

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes contained in Ketner Global Investments, Inc.’s latest registration statement filed with the Commission on Form SB-1. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 -	LIQUIDITY/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2007 we had cash on hand of $3,930. As reflected in the financial statements, the small amount of income does not offset the substantial amount of debt. Therefore, this can raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include the potential expansion of its business. The Company anticipates that financing will be necessary in order for the Company to be able to expand its business. Currently, the Company can not determine when that will occur and as such, that the Company will be able to obtain financing to expand the company’s business model in the foreseeable future. No assurance can be given that these sources of financing will be available. If the Company is unable to continue to generate revenue, or unable to obtain additional funds for its working capital needs through the above mentioned financing, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 -	REVENUE RECOGNITION

The Company recognizes revenue as services are performed. Currently, revenue is recognized for services rendered pursuant to a contract to provide engineering consulting for a major aircraft manufacturer in Little Rock, Arkansas. The contract is a “Time and Material” type contract in which the Company has been retained to help in the reduction of delivery times for aircraft produced at this facility by providing engineer consulting personnel that specialize in this field. This contract currently represents the sole source of revenues for the Company.

NOTE 4 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

KETNER GLOBAL INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. At March 31, 2007 and 2006, there were no potentially dilutive shares excluded from the calculation of earnings (loss) per share.

NOTE 5-	LONG-TERM DEBT

The Company’s long-term debt consists of the following:

Description	Interest Rate	Due Date	March 31, 2007

Automobile loan payable in monthly installments of $370.68 including interest, collateralized by the automobile	5.9%	2011	$17,237

Automobile loan payable in monthly installments of $403.89 including interest, collateralized by the automobile	5.9%	2011	19,098

			36,335

Less: current notes payable			7,386

			$28,949

Long-term debt matures as follows:

The three months ended March 31,

2008	$7,386
2009	7,833
2010	8,308
2011	8,812
2012	3,996

Total	$36,335

NOTE 6-	RELATED PARTY TRANSACTIONS

One of the officer/directors of the Company has made interest free advances to the Company. During 2005, the officer contributed office furnishings and equipment in the amount of $1,913. During 2006, the officer made a loan to the Company, in the amount of $13,000, by way of an automobile trade. As of March 31, 2007, the balance of this loan payable is $9,985. The balance of this loan will be paid as cash flow permits.

Another of the officer/directors of the Company has made interest free advances to the Company. During 2005, the officer contributed computer equipment in the amount of $3,000. During 2006, the officer made a loan to the Company, in the amount of $20,000, by way of an automobile trade. As of March 31, 2007, the balance of this loan payable is $18,675. The balance of this loan will be paid as cash flow permits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The company has disclosed those accounting policies that it considers to be significant in determining the amounts to be utilized for communicating its financial position, results of operations and cash flows in the notes to its financial statements.

The preparation of financial statements and related disclosures, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The following accounting policies represent the most critical based on management’s analysis due the impact on the Company’s results of operations.

Revenue Recognition. The Company recognizes revenue as services are performed. Currently, revenue is recognized for services rendered pursuant to a contract to provide engineering consulting work for Dassault Falcon Jet, a major aircraft manufacturer in Little Rock, Arkansas. The contract is a “Time and Material” type contract in which the Company has been contracted to help in the reduction of delivery times for aircraft produced at this facility by providing engineer consulting personnel that specialize in this field. This contract currently represents the sole source of revenues for the Company.

Earnings (Loss) Per Share. The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Basic Earnings (loss) per Share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. At March 31, 2007 and 2006, there were no potentially dilutive shares excluded from the calculation of earnings (loss) per share.

Forward Looking Statements

Some of the statements in this Management’s Discussion are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments. However, the Private Securities Litigation Reform Act of 1995 is not available to us as a penny stock issuer and thus we may not rely on the statutory safe harbor from liability for forward-looking statements. Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward looking statements does not apply to statements made in connection with this offering.

Results of Operations

Three months ended March 31, 2007 as compared to the same period in the prior year.

Revenues from contractual consulting performed for three months ended March 31, 2007 increased by $24,456 or as compared to revenues of $0 from three months ended March 31, 2006. The Company did not have any contract to perform consulting during the three months ended March 31, 2006.

Operating income for the three months ended March 31, 2007 increased to $4,640, as compared to a net loss of $226 for the three months ended March 31, 2006. The operating income for 2007 occurred mainly because of the increase in revenue.

General and administrative expenses for the three months ended March 31, 2007 increased to $13,630, as compared to $169 for the three months ended March 31, 2006. The increase is primarily due to continuing operations and legal fees incurred

The company has incurred professional fees in the amount of $5,607 for the three months ended March 31, 2007 or as compared to legal fees of $0 for the three months ended March 31, 2006. These fees are for both accounting and legal services provided in order for the company to become a fully reporting publicly traded company.

Interest expense for the three months ended March 31, 2007 increased to $579, as compared to $57 for the three months ended March 31, 2006. This increase is primarily related to the company incurring debt in the acquisition of assets.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2007 we had cash on hand of $3,930. As reflected in the financial statements, the small amount of income does not offset the substantial amount of debt. Therefore, this can raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include the potential expansion of its business. The Company anticipates that financing will be necessary in order for the Company to be able to expand its business. Currently, the Company can not determine when that will occur and as such, that the Company will be able to obtain financing to expand the company’s business model in the foreseeable future. No assurance can be given that these sources of financing will be available. If the Company is unable to continue to generate revenue, or unable to obtain additional funds for its working capital needs through the above mentioned financing, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

The operating costs we incur consist primarily of rent, professional fees, insurance premiums, and general and administrative expenses. Our ability to operate profitably in the future depends on our ability to maintain current contracts, secure additional contracts in the future, and to raise additional funds. Additionally, we are attempting to streamline our operations and reviewing other possible areas of cost reductions.

During the three months ended March 31, 2007 we had net cash used in operating activities of $2,041, as compared to $75 in the comparable period last year. The increase in cash used in operating activities resulted from an increase in the Company’s accounts payable due to accounting and legal fees incurred during that period and partially offset by an increase in accounts receivable.

We had net cash used in investing activities of $6,857 for the three months ended March 31, 2007, as compared to $7,442 in the comparable period last year. The net cash used in investing activities during both three month periods resulted primarily from the purchase of marketable securities and net borrowings from related parties.

We had net cash used in financing activities of $1,785 for the three months ended March 31, 2007, as compared to $3,937 for the same time period in the previous year. The cash used in financing activities during the three months ended March 31, 2007 and 2006 was primarily a result of the payments to the long-term debt, net borrowings from loan payable, cash received from the issuance of common stock and stock subscriptions received.

As a result of the foregoing, the Company had a net increase in cash to $3,930 during the three months ended March 31, 2007 as compared to $0 in the comparable time period last year.

One of the officer/directors of the Company has made interest free advances to the Company. At the company’s inception in 2005, the officer contributed office furnishings and equipment in the amount of $1,913. During Fiscal 2006, the officer made a loan to the Company, in the amount of $13,000, by way of an automobile trade. As of March 31, 2007, the balance of this loan payable is $9,985. The balance of this loan will be paid as cash flow permits.

Another of the officer/directors of the Company has made interest free advances to the Company. At the company’s inception in 2005, the officer contributed computer equipment in the amount of $3,000. During Fiscal 2006, the officer made a loan to the Company, in the amount of $20,000, by way of an automobile trade. As of March 31, 2007, the balance of this loan payable is $18,675. The balance of this loan will be paid as cash flow permits.

The company had entered into notes payable for fixed assets in the amount of $40,098 before March 31, 2007. There were no additional purchases made for the three months ended March 31, 2007 or 2006. The notes payable incurred in Fiscal 2006 are primarily for two automobiles that are being repaid at an interest rate of 5.9% and both notes are due to be paid in full by the year 2011.

Currently, the company has only one contract to provide engineering consulting work for Dassault Falcon Jet in Little Rock Arkansas, and because the company maintains almost zero cash on hand, the loss of this single contract has the possibility of the company not being able to continue as a going concern.

Management feels the ability for the company to grow and expand more rapidly is entirely depended on the ability to raise additional funds in the future. At the same time, management also feels it is important to realize that we are a new and expanding company with a limited history of operations, revenue, and cash on hand.

The revenue generated by the company for the three months ended March 31, 2007, was used toward the repayment of debts incurred in the first year of operations. The company will continue to maintain limited cash on hand until all debts the company has incurred have been repaid. The company currently has a debt load of approximately $102,770. The company’s ability to repay this debt is dependent on the company’s ability to maintain its current single contract to provide engineering consulting work for Dassault Falcon Jet, and/or add additional contracts in 2007.

The company currently has no Off-balance sheet arrangements.

 Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the first nine months ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit #	Name and/or Identification of Exhibit

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Attached.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed on behalf by the following persons in the capacities and on the date indicated in Little Rock, Arkansas.

KETNER GLOBAL INVESTMENTS, INC.

Date: April 23,2007	By:	/s/ James Ketner
James Ketner
President/CEO/Chairman
Principal Financial Officer and Principal Accounting Officer

KETNER GLOBAL INVESTMENTS, INC.

Date: April 23, 20007	By:	/s/ Michelle LynRay
Michelle LynRay