Form 10QSB/A
period 2007-03-31
Ketner Global Investments Inc
filed 2007-08-10
CIK 1372114

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

(Mark One)
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to__________

KETNER GLOBAL INVESTMENTS, INC.
(Name of small business issuer in its charter)

8711
Primary Standard Industrial
Classification Code Number

Nevada	20-4130012
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

1100 North University Avenue, Suite 135, Little Rock Arkansas 72207
(Address of principal executive offices and zip code)

1-800-280-8192
Issuer's telephone number:

SEC File Number: 000-52569

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,349,340 shares of common stock outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

KETNER GLOBAL INVESTMENTS, INC
FORM 10-QSB/A (Amendment No. 1) QUARTERLY REPORT
FOR THE QUARTERLY Period ended March 31, 2007

Explanatory Note

Ketner Global Investments, Inc. is filing this amendment to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 to amend the Company’s financial statements.

Items under consideration with this amendment include the following:

Included the language (Un-Audited) on the title of the Financial Index on Page 3
Restated the first Quarter 2007 on page F-1 of the Balance Sheet
Restated the first Quarter 2007 on Page F-2 of the Statement of Operations
Restated the first Quarter 2006 on Page F-2 specifically the Basic and Diluted Loss per share
Restated the Statements of Cash Flows on Page F-3
Restated Note 5 on page F-5, Long Term Debt, Specifically, year ended 2011

Amended Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, reflecting the above mentioned changes.

The Company has not updated the information contained herein for events occurring subsequent to April 24th, 2007, the filing date of the original Form 10-QSB.

PART I – FINANCIAL INFORMATION

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

KETNER GLOBAL INVESTMENTS, INC
FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007

INDEX

Page

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements.	F-4 to F-8

KETNER GLOBAL INVESTMENTS, INC.
BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,930	$1,966
Marketable securities	6,417	7,216
Accounts receivable	1,536	1,344

Total Current Assets	11,883	10,526

Fixed assets, net of accumulated depreciation of $10,428 and $6,503, respectively	68,619	72,544

Other assets	486	486

TOTAL ASSETS	$80,988	$83,556

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of notes payable	$7,386	$7,278
Accounts payable and accrued expenses	41,948	35,589
Loan payable - margin	(47)	53
Loans payable – related parties	28,660	35,117

Total Current Liabilities	77,947	78,037

LONG-TERM LIABILITIES
Notes payable, net of current portion	28,949	30,762

Total Long-Term Liabilities	28,949	30,762

TOTAL LIABILITIES	106,896	108,799

SHAREHOLDERS’ EQUITY (Deficit)
Common stock, $.001 Par Value, 5,000,000 shares authorized, 4,349,340 and 4,000,000 shares issued and outstanding, respectively	4,349	4, 349
Additional paid-in capital	83,838	83,838
Accumulated other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(423)	776
Subscriptions receivable	--	(20)
Retained deficit	(114,186)	(114,186)
Net income	514	--

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(25,908)	(25,243)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$80,988	$83,556

The accompanying notes are an integral part of the financial statements.

KETNER GLOBAL INVESTMENTS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

OPERATING REVENUES
Revenues	$24,456	--

OPERATING EXPENSES
General and administrative expenses	12,933	169
Professional fees	10,430	--

Total operating expenses	23,363	169

Income (Loss) before other income (expense) and income taxes	1,093	(169)

OTHER INCOME (EXPENSE)
Interest expense (net)	(579)	(57)
Loss on sale of securities	--	--
Total other income (expense)	(579)	(57)

Income (Loss) before income taxes	514	(226)

Income taxes	--	--

NET INCOME (LOSS)	$514	$(226)

Other comprehensive income (loss):
Net income (loss)	$514	$(226)
Unrealized loss on investment securities	(423)	(406)

Total comprehensive income (loss)	$91	$(632)

Weighted average shares outstanding:
Basic and diluted	4,341,861	4,325,776

(Loss) available to common shareholders per share
Basic and diluted	$.00002	$(.0001)

The accompanying notes are an integral part of the financial statements.

KETNER GLOBAL INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$514	$(226)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,925	244
Loss on sale of securities	--	--

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(192)	--
Other assets	--	--
Accounts payable	41,948	--
Accrued expenses	(35,589)	--

NET CASH FLOWS FROM OPERATING ACTIVITIES	10,606	18

CASH FLOWS FROM INVESTING ACTIVIES
Purchase of marketable securities	(400)	(7,632)
Sale of marketable securities	--	--
Net borrowings from related parties	(6,457)	190
Acquisition of fixed assets	--	--

NET CASH FLOWS FROM INVESTING ACTIVITIES	(6,857)	(7,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions received	20	--
Issuance of common stock	--	3,500
Repayment of long term debt	(1,705)	--
Net borrowings from loan payable	(100)	3,924

NET CASH FLOWS FROM FINANCING ACTIVITIES	(1,785)	7,424

NET INCREASE IN CASH	1,964	--
CASH AT BEGINNING OF PERIOD	1,966	--
CASH AT END OF PERIOD	$3,930	$--

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$--	$--
Interest paid	$579	$57

NONCASH INVESTING AND FINANCING ACTIVITIES	$--	$--

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

NOTE 5-	LONG-TERM DEBT

The Company’s long-term debt consists of the following:
Description	Interest Rate	Due Date	March 31, 2007

Automobile loan payable in monthly installments of $370.68 including interest, collateralized by the automobile	5.9%	2011	$17,237

Automobile loan payable in monthly installments of $403.89 including interest, collateralized by the automobile	5.9%	2011	19,098

			36,335

Less: current notes payable			7,386

			$28,949

Long-term debt matures as follows:

The three months ended March 31,

2008	$7,386
2009	7,833
2010	8,308
2011	8,812
Year ended 2011	3,996

Total	$36,335

NOTE 6-	RELATED PARTY TRANSACTIONS

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

Revenues from contractual consulting performed for three months ended March 31, 2007 increased by $24,456 or as compared to revenues of $0 from three months ended March 31, 2006.  The Company did not have a contract to perform consulting during the three months ended March 31, 2006.

Operating income for the three months ended March 31, 2007 increased to $514, as compared to a net loss of $226 for the three months ended March 31, 2006.  The operating income for 2007 occurred mainly because of the increase in revenue.

General and administrative expenses for the three months ended March 31, 2007 increased to $12,933, as compared to $169 for the three months ended March 31, 2006. The increase is primarily due to continuing operations and legal fees incurred

The company has incurred professional fees in the amount of $10,430 for the three months ended March 31, 2007 or as compared to legal fees of $0 for the three months ended March 31, 2006.  These fees are for both accounting and legal services provided in order for the company to become a fully reporting publicly traded company.

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

During the three months ended March 31, 2007 we had net cash used in operating activities of $10,606, as compared to $18 in the comparable period last year.  The increase in cash used in operating activities resulted from an increase in the Company’s accounts payable due to accounting and legal fees incurred during that period and partially offset by an increase in accounts receivable.

We had net cash used in investing activities of $6,857 for the three months ended March 31, 2007, as compared to $7,442 in the comparable period last year.  The net cash used in investing activities during both three month periods resulted primarily from the purchase of marketable securities and net borrowings from related parties.

We had decrease in net cash used from financing activities of $1,785 for the three months ended March 31, 2007, as compared to an increase of $7,424 for the same time period in the previous year.  The cash used in financing activities during the three months ended March 31, 2007 and 2006 was primarily a result of the payments to the long-term debt, net borrowings from loan payable, cash received from the issuance of common stock and stock subscriptions received.

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

The revenue generated by the company for the three months ended March 31, 2007, was used toward the repayment of debts incurred in the first year of operations.  The company will continue to maintain limited cash on hand until all debts the company has incurred have been repaid.  The company currently has a debt load of approximately $106,896.  The company’s ability to repay this debt is dependent on the company’s ability to maintain its current single contract to provide engineering consulting work for Dassault Falcon Jet, and/or add additional contracts in 2007.

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

KETNER GLOBAL INVESTMENTS, INC.

Date: August 9, 2007	By:	/s/ James Ketner
James Ketner
President/CEO/Chairman
Principal Financial Officer and Principal Accounting Officer

KETNER GLOBAL INVESTMENTS, INC.

Date: August 9, 20007	By:	/s/ Michelle LynRay
Michelle LynRay