Form 10QSB
period 2007-06-30
Ketner Global Investments Inc
filed 2007-08-13
CIK 1372114

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,049,340 shares of common stock outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No  ☒

KETNER GLOBAL INVESTMENTS, INC
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTERLY Period ended June 30, 2007

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

KETNER GLOBAL INVESTMENTS, INC
FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2007

KETNER GLOBAL INVESTMENTS, INC.
BALANCE SHEETS
(UNAUDITED)
June 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$303
Marketable securities	630
Accounts receivable	1,270

Total Current Assets	2,203

Fixed assets, net of accumulated depreciation of $14,353	64,694

Other assets	486

TOTAL ASSETS	$67,383

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of notes payable	$7,495
Accounts payable and accrued expenses	57,556
Loan payable - margin	(18)
Loans payable – related parties	27,418

Total Current Liabilities	92,451

LONG-TERM LIABILITIES
Notes payable, net of current portion	27,032

Total Long-Term Liabilities	27,032

TOTAL LIABILITIES	119,483

SHAREHOLDERS’ EQUITY (Deficit)
Common stock, $.001 Par Value, 5,000,000
shares authorized, 4,049,340 issued and outstanding	4, 049
Additional paid-in capital	9,138
Accumulated other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(1060)
Subscriptions receivable	--
Retained deficit	(114,186)
Net income	49,959

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(52,100)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$67,383

The accompanying notes are an integral part of the financial statements.

KETNER GLOBAL INVESTMENTS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2007	2006	2007	2006

OPERATING REVENUES
Revenues	$33,822	$19,125	$9,366	$19,125

OPERATING EXPENSES
General and administrative expenses	29,039	5,603	16,107	5,433
Professional fees	16,894	--	6,465	--
Consulting Expense (Credit)	(69,000)	69,000	(69,000)	69,000

Total operating expenses (Credit)	(23,067)	74,603	(46,428)	74,433

Income (Loss) before other income (expense) and income taxes	56,889	(55,478)	55,794	(55,308)

OTHER INCOME (EXPENSE)
Interest expense (net)	(1,662)	(260)	(1,082)	(204)
Loss on sale of securities	(5,268)	(11,094)	(5,268)	(11,094)
Total other income (expense)	(6,930)	(11,354)	(6,350)	(11,298)

Income (Loss) before income taxes	49,959	(66,832)	49,444	(66,606)

Income taxes	--	--	--	--

NET INCOME (LOSS)	$49,959	$(66,832)	$49,444	$(66,606)

Other comprehensive income (loss):
Net income (loss)	$49,959	$(66,832)	$49,444	$(66,606)
Unrealized loss on investment securities	(1060)	(1,936)	(1060)	(1,936)

Total comprehensive income (loss)	$48,899	$(68,768)	$48,384	$(68,542)

Weighted average shares outstanding:
Basic and diluted	4,043,657	4,333,277	4,043,657	4,333,277

(Loss) available to common shareholders per share
Basic and diluted	$.01	$(.02)	$.01	$(.02)

The accompanying notes are an integral part of the financial statements.

 KETNER GLOBAL INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	SIX MONTHS ENDED JUNE 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$49,959	$(66,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,850	489
Loss on sale of securities	5,268	11,094
Stock issued for services (retired)	(69,000)	69,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	74	--
Other assets	--	--
Accounts payable	57,556	--
Accrued expenses	(35,589)	--

NET CASH FLOWS FROM OPERATING ACTIVITIES	16,118	13,751

CASH FLOWS FROM INVESTING ACTIVIES
Purchase of marketable securities	(11,781)	(61,780)
Sale of marketable securities	11,263	24,292
Net borrowings from related parties	(7,699)	(2,500)
Acquisition of fixed assets	--	(376)

NET CASH FLOWS FROM INVESTING ACTIVITIES	(8,217)	(40,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions received	20	3,898
Issuance of common stock (Reimbursement for retired stock)	(6,000)	4,000
Repayment of long term debt	(3,513)	--
Net borrowings from loan payable	(71)	19,750

NET CASH FLOWS FROM FINANCING ACTIVITIES	(9,564)	27,648

NET INCREASE (DECREASE) IN CASH	(1,663)	1,035
CASH AT BEGINNING OF PERIOD	1,966	--
CASH AT END OF PERIOD	$303	$1,035

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$--	$--
Interest paid	$1,661	$260

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services (retired)	$(69,000)	$69,000

The accompanying notes are an integral part of the financial statements.

KETNER GLOBAL INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes contained in Ketner Global Investments, Inc.’s latest registration statement filed with the Commission on Form SB-1.  The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 -	LIQUIDITY/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2007 we had cash on hand of $303.  As reflected in the financial statements, the small amount of income does not offset the substantial amount of debt.  Therefore, this can raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company recognizes revenue as services are performed.  Revenue was recognized for services rendered pursuant to a contract dated April 17, 2006, to provide engineering consulting for a major aircraft manufacturer in Little Rock, Arkansas.  The contract was a “Time and Material” type contract in which the Company had been retained to help in the reduction of delivery times for aircraft produced at this facility by providing engineer consulting personnel that specialize in this field. This contract represented the sole source of revenues for the Company.

The Company entered this contract through a 3rd party recruiting firm which received a large portion of the proceeds generated by the engineers placed by this contract.  The third party was receiving up to 60% of the contracted billing rate in order to front payroll for the contracted engineers.

As of May 10, 2007, after approximately one year of engagement with Dassault Falcon Jet and the 3rd party recruiting firm, a decision was made for Ketner Global Investments, Inc. to not renew this contract in order to enter negotiations with other large scale manufacturing companies in the United States and abroad as a primary Vendor Approved Representative in order to improve profitability by eliminating third party billing.

The Company is seeking additional funding in order to be able to accommodate payroll terms up to 120 days while maintaining staff at the contracted rates.

KETNER GLOBAL INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 4 -	MARKETABLE SECURITIES

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt, and Equity Securities”.  Under this standard, certain investments in debt and equity securities are reported at fair value.  The Company’s marketable securities, which consist primarily of investments in the stock of public companies, are reported as securities available for sale.  The unrealized gain (loss) on these securities is reflected as a separate component of shareholders’ equity and any changes in their value are included in the comprehensive loss.  At June 30, 2007 and 2006, the marketable securities consisted of the following:

	June 30,
	2007	2006

Cost	$1,690	$33,572
Gross unrealized gain (loss)	(1,060)	(1,936)
Market value	$630	$31,636

Cost used in the computation of realized gains and losses is determined using the average cost method.  There were sales of marketable securities during the year ended December 31, 2006, in the amount of $160,963, resulting in net losses of $33,281.  There were no sales of marketable securities during the three months ended March 31, 2006; the total net loss of $33,281 for fiscal year ended 2006 is therefore evenly dispersed over the following three fiscal quarters resulting in a reported loss on sale of securities in the amount of $11,094 for the three months ended June 30, 2006.

NOTE 5 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. At June 30, 2007 and 2006, there were no potentially dilutive shares excluded from the calculation of earnings (loss) per share.

KETNER GLOBAL INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 6 -	LONG-TERM DEBT

The Company’s long-term debt consists of the following:
Description	Interest Rate	Due Date	June 30, 2007

Automobile loan payable in monthly installments of $370.68 including interest, collateralized by the automobile	5.9%	2,011	$16,371

Automobile loan payable in monthly installments of $403.89 including interest, collateralized by the automobile	5.9%	2,011	18,156

			34,527

Less: current notes payable			7,495

			$27,032

Long-term debt matures as follows:
The three months ended June 30,
2008	$7,495
2009	7,949
2010	8,431
2011	8,942
Year ended 2011	1,710
Total	$34,527

NOTE 7 -	ISSUANCE OF COMMON STOCK

The Company incorporated December 30, 2005, with 5,000,000 shares of authorized common stock with a par value of $.001.  During 2005, 4,000,000 shares were issued to officers and directors of the Company.  During 2006, the Company sold 349,340 shares of common stock at various prices per share, in private sales, in order to finance the Company’s initial operations.  The shares sold during 2006 included 300,000 which were issued to Matrix Developers, Inc. on April 12, 2006, at a price below the market value on the date of issuance in recognition of consulting services to be performed. The issuance of the shares have been reported at the market value on the date of issuance and include consulting services totaling $69,000 which was charged as consulting expense in the three months ended June 30, 2006.

On May 24, 2007, the Company reported under Form 8K with the Securities and Exchange Commission the retirement of the 300,000 shares of Company stock previously issued to Matrix Developers, Inc.  The consulting services expense was credited the full amount of $69,000 and the issuance of common stock was debited $6,000 in order to reverse the transaction.

NOTE 8-	RELATED PARTY TRANSACTIONS

One of the officer/directors of the Company has made interest free advances to the Company. During 2005, the officer contributed office furnishings and equipment in the amount of $1,913.  During 2006, the officer made a loan to the Company, in the amount of $13,000, by way of an automobile trade.  As of June 30, 2007, the balance of this loan payable is $9,985.  The balance of this loan will be paid as cash flow permits.

Another of the officer/directors of the Company has made interest free advances to the Company. During 2005, the officer contributed computer equipment in the amount of $3,000.  During 2006, the officer made a loan to the Company, in the amount of $20,000, by way of an automobile trade.  As of June 30, 2007, the balance of this loan payable is $17,433.  The balance of this loan will be paid as cash flow permits.

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

Revenue Recognition.  The Company recognizes revenue as services are performed.  Revenue was recognized for services rendered pursuant to a contract dated April 17, 2006, to provide engineering consulting for a major aircraft manufacturer in Little Rock, Arkansas.  The contract was a “Time and Material” type contract in which the Company had been retained to help in the reduction of delivery times for aircraft produced at this facility by providing engineer consulting personnel that specialize in this field. This contract represented the sole source of revenues for the Company.

The Company entered this contract through a 3rd party recruiting firm which received a large portion of the proceeds generated by the engineers placed by this contract.  The third party was receiving up to 60% of the contracted billing rate in order to front payroll for the contracted engineers.

As of May 10, 2007, after approximately one year of engagement with Dassault Falcon Jet and the 3rd party recruiting firm, a decision was made for Ketner Global Investments, Inc. to not renew this contract in order to enter negotiations with other large scale manufacturing companies in the United States and abroad as a primary Vendor Approved Representative in order to improve profitability by eliminating third party billing.

The Company is seeking additional funding in order to be able to accommodate payroll terms up to 120 days while maintaining staff at the contracted rates.

Earnings (Loss) Per Share.  The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”.  Basic Earnings (loss) per Share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. At June 30, 2007 and 2006, there were no potentially dilutive shares excluded from the calculation of earnings (loss) per share.

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

Results of Operations

Revenues from contractual consulting performed for three months ended June 30, 2007 were $9,366, as compared to revenues of $19,125 from three months ended June 30, 2006.  The Company did not have any contract to perform consulting after May 10, 2007 which resulted in the reduction of revenue during the three months ended June 30, 2007.

Revenues from contractual consulting performed for six months ended June 30, 2007 were $33,822, as compared to revenues of $19,125 from six months ended June 30, 2006.  The Company obtained a contract to perform consulting on during the six months ended June 30, 2006.

Operating expenses for the three months ended June 30, 2007 was a credit of ($46,428) as compared to an expense in the amount of $74,433 for the three months ended June 30, 2006.  The primary components of operation expenses for the three month interim period ended June 30, 2007 were general and administrative expenses, professional fees and consulting services expense.  The $10,674 increase in general and administrative expenses for the three months ended June 30, 2007 is attributed to the Company’s continued growth and day-to-day operations and the $6,465 increase in professional fees was primarily due to fees incurred in order for the Company to become a fully reporting publicly traded company.  The consulting expense was reported in expenses for the three months ended June 30, 2006 and reversed as a credit to expenses during the three months ended June 30, 2007.

Operating expenses for the six months ended June 30, 2007 was a credit of ($23,067) as compared to an expense in the amount of $74,603 for the six months ended June 30, 2006.  The primary components of operation expenses for the six month interim period ended June 30, 2007 were general and administrative expenses, professional fees and consulting services expense.  The $23,436 increase in general and administrative expenses for the six months ended June 30, 2007 is attributed to the Company’s continued growth and day-to-day operations and the $16,894 increase in professional fees was primarily due to fees incurred in order for the Company to become a fully reporting publicly traded company.  The consulting expense was reported in expenses for the six months ended June 30, 2006 and reversed as a credit to expenses during the six months ended June 30, 2007.

The Company had other expenses of $6,350 for the three months ended June 30, 2007, as compared to $11,298 for the three months ended June 30, 2006.  The other expenses primarily consist of interest expense and loss on sale of securities.  The $878 increase in interest expense for the three months ended June 30, 2007 are primarily related to the Company incurring debt in the acquisition of assets. The $5,826 decrease in loss on sale of securities for the three months ended June 30, 2007 is attributed to the total loss for the year ended December 31, 2006 being allocated evenly to the last three fiscal quarters of 2006.

The Company had other expenses of $6,930 for the six months ended June 30, 2007, as compared to $11,354 for the six months ended June 30, 2006.  The other expenses primarily consist of interest expense and loss on sale of securities.  The $1,402 increase in interest expense for the three months ended June 30, 2007 are primarily related to the Company incurring debt in the acquisition of assets. The $5,826 decrease in loss on sale of securities for the six months ended June 30, 2007 is attributed to the total loss for the year ended December 31, 2006 being allocated evenly to the last three fiscal quarters of 2006.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2007 we had cash on hand of $303.  As reflected in the financial statements, the small amount of income does not offset the substantial amount of debt.  Therefore, this can raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended June 30, 2007 we had net cash from operating activities of $16,118, as compared to $13,751 in the comparable period last year.  The increase in cash from operating activities resulted from an increase in the Company’s accounts payable due to accounting and legal fees incurred during that period and slight decrease in accounts receivable.

We had net cash used in investing activities of $8,217 for the six months ended June 30, 2007, as compared to $40,364 used in the comparable period last year.  The net cash used in investing activities during both six month periods resulted primarily from the purchase of marketable securities and net borrowings from related parties offset from the sale of marketable securities.

We had net cash used in financing activities of $9,564 for the six months ended June 30, 2007, as compared to $27,648 gained from financing activities for the same time period in the previous year.  The cash used in financing activities during the six months ended June 30, 2007 was primarily a result of the payments to the long-term debt and the retirement of stock resulting in a $6,000 adjustment to common stock.  The cash gained from financing for the six months ended June 30, 2006 was primarily from the issuance of common stock, stock subscriptions received and the net borrowings from loan payable.

As a result of the foregoing, the Company had a net decrease of ($1,663) in cash with the period end total of $303 for the six month period ended June 30, 2007, as compared to a $1,035 increase in cash at the end of the six months ended June 30, 2006.

One of the officer/directors of the Company has made interest free advances to the Company.  At the Company’s inception in 2005, the officer contributed office furnishings and equipment in the amount of $1,913.  During Fiscal 2006, the officer made a loan to the Company, in the amount of $13,000, by way of an automobile trade.  As of June 30, 2007, the balance of this loan payable is $9,985.  The balance of this loan will be paid as cash flow permits.

Another of the officer/directors of the Company has made interest free advances to the Company. At the Company’s inception in 2005, the officer contributed computer equipment in the amount of $3,000.  During Fiscal 2006, the officer made a loan to the Company, in the amount of $20,000, by way of an automobile trade.  As of June 30, 2007, the balance of this loan payable is $17,433. The balance of this loan will be paid as cash flow permits.

The Company had entered into notes payable for fixed assets in the amount of $40,098 before June 30, 2007.  There were no additional purchases made for the three months ended June 30, 2007 or 2006.  The notes payable incurred in Fiscal 2006 are primarily for two automobiles that are being repaid at an interest rate of 5.9% and both notes are due to be paid in full by the year 2011.

Because we are a new and expanding company with a limited history of revenues, and a limited history of operations, and currently we have only a limited generating contract, our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Management feels the ability for the Company to grow and expand more rapidly is entirely depended on the ability to raise additional funds in the future.  At the same time, management also feels it is important to realize that we are a new and expanding Company with a limited history of operations, revenue, and cash on hand.

The revenue generated by the Company for the three months ended June 30, 2007, were used toward the repayment of debts incurred in the first year of operations.  The Company will continue to maintain limited cash on hand until all debts the Company has incurred have been repaid.  The Company currently has a debt load of approximately $119,483.  The Company’s ability to repay this debt is dependent on the Company’s ability to obtain and maintain revenue generating contracts to provide engineering consulting work, and/or add additional contracts in 2007.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

The company retired 300,000 shares of its common stock pursuant to a filing on form 8K dated May 24th, 2007.

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

KETNER GLOBAL INVESTMENTS, INC.

Date: August 13, 2007	By:	/s/ James Ketner
James Ketner
President/CEO/Chairman
Principal Financial Officer and Principal Accounting Officer

KETNER GLOBAL INVESTMENTS, INC.

Date: August 13, 20007	By:	/s/ Michelle LynRay
Michelle LynRay