Form 10QSB
period 2007-09-30
Ketner Global Investments Inc
filed 2007-10-23
CIK 1372114

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,119,340 shares of common stock outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐   No☒

KETNER GLOBAL INVESTMENTS, INC
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTERLY Period ended September 30, 2007

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

KETNER GLOBAL INVESTMENTS, INC
FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2007

INDEX

Page

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements.	F-4 to F-6

KETNER GLOBAL INVESTMENTS, INC.
BALANCE SHEETS

	SEPTEMBER 30, 2007 (Unaudited)	DECEMBER 31, 2006 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,224	$1,966
Marketable securities	886	7,216
Accounts receivable	2,250	1,344

Total Current Assets	10,360	10,526

Fixed assets, net of accumulated depreciation of $18,278, and $6,503 respectively	60,769	72,544

Other assets	486	486

TOTAL ASSETS	$71,615	$83,556

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of notes payable	$7,606	$7,278
Accounts payable and accrued expenses	58,242	35,589
Loan payable - margin	(17)	53
Loans payable – related parties	27,620	35,117

Total Current Liabilities	93,451	78,037

LONG-TERM LIABILITIES
Notes payable, net of current portion	25,135	30,762

Total Long-Term Liabilities	25,135	30,762

TOTAL LIABILITIES	118,586	108,799

SHAREHOLDERS’ EQUITY (Deficit)
Common stock, $.001 Par Value, 5,000,000 shares authorized, 4,119,340 issued and outstanding	4, 119	4, 349
Additional paid-in capital	24,067	83,838
Accumulated other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(116)	776
Subscriptions receivable	--	(20)
Retained deficit	(114,186)	(114,186)
Net income (loss)	39,145	--

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(46,971)	(25,243)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$71,615	$83,556

The accompanying notes are an integral part of the financial statements.

KETNER GLOBAL INVESTMENTS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006

OPERATING REVENUES
Revenues	$6,245	$23,437	$40,067	$42,562

OPERATING EXPENSES
General and administrative expenses	13,766	15,617	42,805	21,220
Professional fees	1,320	--	18,214	--
Consulting Expense (Credit)	--	--	(69,000)	69,000

Total operating expenses (Credit)	15,086	15,617	(7,981)	90,220

Income (Loss) before other income (expense) and income taxes	(8,841)	7,820	48,048	(47,658)

OTHER INCOME (EXPENSE)
Interest expense (net)	(1,283)	(874)	(2,944)	(1,134)
Loss on sale of securities	(690)	(11,094)	(5,959)	(22,188)
Total other income (expense)	(1,973)	(11,968)	(6,350)	(23,322)

Income (Loss) before income taxes	(10,814)	(4,148)	39,145	(70,980)

Income taxes	--	--	--	--

NET INCOME (LOSS)	$(10,814)	$(4,148)	$39,145	$(70,980)

Other comprehensive income (loss):
Net income (loss)	$(10,814)	$(4,148)	$39,145	$(70,980)
Unrealized loss on investment securities	(116)	(3,185)	(116)	(3,185)

Total comprehensive income (loss)	$(10,930)	$(7,333)	$39,029	$(74,165)

Weighted average shares outstanding:
Basic and diluted	4,039,527	4,330,135	4,039,527	4,330,135

(Loss) available to common shareholders per share
Basic and diluted	$(.003)	$(.002)	$.01	$(.02)

The accompanying notes are an integral part of the financial statements.

 KETNER GLOBAL INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$39,145	$(70,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,775	3,495
Loss on sale of securities	5,959	22,188
Stock issued for services (retired)	(65,000)	69,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(906)	--
Other assets	--	--
Accounts payable	58,242	--
Accrued expenses	(35,589)	2,401

NET CASH FLOWS FROM OPERATING ACTIVITIES	13,626	26,104

CASH FLOWS FROM INVESTING ACTIVIES
Purchase of marketable securities	(13,234)	(160,625)
Sale of marketable securities	12,712	123,225
Net borrowings from related parties	(7,497)	(1,200)
Acquisition of fixed assets	--	(1,036)

NET CASH FLOWS FROM INVESTING ACTIVITIES	(8,019)	(39,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions received	20	3,898
Issuance of common stock	5,000	11,587
Repayment of long term debt	(5,299)	(338)
Net borrowings from loan payable	(70)	225

NET CASH FLOWS FROM FINANCING ACTIVITIES	(349)	15,372

NET INCREASE (DECREASE) IN CASH	5,258	1,840
CASH AT BEGINNING OF PERIOD	1,966	--
CASH AT END OF PERIOD	$7,224	$1,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$--	$--
Interest paid	$2,944	$1,134

NONCASH INVESTING AND FINANCING ACTIVITIES
Officer/Director loan for fix assets	$--	$33,000
Fixed assets purchased through issuance of notes payable	$--	$40,098
Stock issued for services (retired)	$(69,000)	$69,000
Stock issued for legal services	$4,000	$--
Officer/Director loan for stock reimbursement	$7,000	$--

The accompanying notes are an integral part of the financial statements.

KETNER GLOBAL INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes contained in Ketner Global Investments, Inc.’s latest registration statement filed with the Commission on Form SB-1.  The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 -	LIQUIDITY/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2007 we had cash on hand of $7,224.  As reflected in the financial statements, the small amount of income does not offset the substantial amount of debt.  Therefore, this can raise substantial doubt about the Company’s ability to continue as a going concern.

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
SEPTEMBER 30, 2007

NOTE 4 -	MARKETABLE SECURITIES

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt, and Equity Securities”.  Under this standard, certain investments in debt and equity securities are reported at fair value.  The Company’s marketable securities, which consist primarily of investments in the stock of public companies, are reported as securities available for sale.  The unrealized gain (loss) on these securities is reflected as a separate component of shareholders’ equity and any changes in their value are included in the comprehensive loss.  At September 30, 2007 and 2006, the marketable securities consisted of the following:

	September 30,
	2007	2006

Actual Cost	$1,002	$19,654
Gross unrealized gain (loss)	(116)	(3,185)
Market value	$886	$16,469

Cost used in the computation of realized gains and losses is determined using the average cost method.  There were sales of marketable securities during the year ended December 31, 2006, in the amount of $160,963, resulting in net losses of $33,281.  There were no sales of marketable securities during the three months ended March 31, 2006; the total net loss of $33,281 for fiscal year ended 2006 is therefore evenly dispersed over the following three fiscal quarters resulting in a reported loss on sale of securities in the amount of $11,094 for the three months ended September 30, 2006.

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

Earnings (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. At September 30, 2007 and 2006, there were no potentially dilutive shares excluded from the calculation of earnings (loss) per share.

KETNER GLOBAL INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6 -	LONG-TERM DEBT

The Company’s long-term debt consists of the following:

Description	Interest Rate	Due Date	September 30, 2007
Automobile loan payable in monthly installments of $370.68 including interest, collateralized by the automobile	5.9%	2011	$15,523

Automobile loan payable in monthly installments of $403.89 including interest, collateralized by the automobile	5.9%	2011	17,218

			32,741

Less: current notes payable			7,606

			$25,135

Long-term debt matures as follows:
The three months ended September 30,

2008	$7,606
2009	8,392
2010	8,556
2011	8,187
Total	$32,741

NOTE 7 -	ISSUANCE OF COMMON STOCK

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

On May 24, 2007, the Company reported under Form 8K with the Securities and Exchange Commission the retirement of the 300,000 shares of Company stock previously issued to Matrix Developers, Inc.  The consulting services expense was credited the full amount of $69,000 and the issuance of common stock was debited $6,000, in the three months ended June 30, 2007, in order to reverse the transaction.

On July 9, 2007, Pursuant to Rule 477 under the Securities Act of 1933, as amended, the Company requested that the Registration Statement on form SB-2 be withdrawn.   The reason for the withdrawal aligned with the Company’s intention to sell additional shares of stock to additional shareholders under the provisions of Rule 506 of Regulation D in accordance with the provisions of Rule 155c before re-filing a new registration statement.

From August 10th, 2007, through the end of the three months ended September 30th, 2007, the company sold approximately 80,000 additional shares to 13 new shareholders at $.20 per share, 20,000 of which were issued in exchange for services, thus resulting in a cash increase of $12,000.  During this time, at the stockholders request 10,000 shares were retired upon reimbursement of the invested amount of $1,000.  The offset of $7,000 ($6,000 for 300,000 shares and $1,000 for 10,000 shares) reimbursement for retired stock sold under the initial private offering in 2006, results in an overall cash increase of $5,000 and an increase in the amount of issued stock of 70,000 for a total of 4,119,340.

NOTE 8-	RELATED PARTY TRANSACTIONS

One of the officer/directors of the Company has made interest free advances to the Company. During 2005, the officer contributed office furnishings and equipment in the amount of $1,913.  During 2006, the officer made a loan to the Company, in the amount of $13,000, by way of an automobile trade.  As of September 30, 2007, the balance of this loan payable is $10,985.  The balance of this loan will be paid as cash flow permits.

Another of the officer/directors of the Company has made interest free advances to the Company. During 2005, the officer contributed computer equipment in the amount of $3,000.  During 2006, the officer made a loan to the Company, in the amount of $20,000, by way of an automobile trade.  As of September 30, 2007, the balance of this loan payable is $16,635.  The balance of this loan will be paid as cash flow permits.

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

Earnings (Loss) Per Share.  The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”.  Basic Earnings (loss) per Share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. At September 30, 2007 and 2006, there were no potentially dilutive shares excluded from the calculation of earnings (loss) per share.

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

Results of Operations

Revenues from contractual consulting performed for three months ended September 30, 2007 were $6,245, as compared to revenues of $23,437 from three months ended September 30, 2006.  The Company did not have any contract to perform consulting after May 10, 2007 which resulted in the reduction of revenue during the three months ended September 30, 2007.

Revenues from contractual consulting performed for nine months ended September 30, 2007 were $40,067, as compared to revenues of $42,562 from nine months ended September 30, 2006.  The Company obtained a contract to perform consulting on during the nine months ended September 30, 2006.

Operating expenses for the three months ended September 30, 2007 was $15,086 as compared to an expense in the amount of $15,617 for the three months ended September 30, 2006.  The primary components of operation expenses for the three month interim period ended September 30, 2007 were general and administrative expenses, professional fees.  The $1,851 decrease in general and administrative expenses for the three months ended September 30, 2007 is attributed to the Company’s continued normal phases of day-to-day operations and the $1,320 increase in professional fees was primarily due to fees incurred in order for the Company to become a fully reporting publicly traded company.

Operating expenses for the nine months ended September 30, 2007 was a credit of ($7,981) as compared to an expense in the amount of $90,220 for the nine months ended September 30, 2006.  The primary components of operation expenses for the nine month interim period ended September 30, 2007 were general and administrative expenses, professional fees and consulting services expense.  The $21,585 increase in general and administrative expenses for the nine months ended September 30, 2007 is attributed to the Company’s continued growth and day-to-day operations and the $18,214 increase in professional fees was primarily due to fees incurred in order for the Company to become a fully reporting publicly traded company.  The consulting expense was reported in expenses for the nine months ended September 30, 2006 and reversed as a credit to expenses during the nine months ended September 30, 2007.

The Company had other expenses of $1,973 for the three months ended September 30, 2007, as compared to $11,968 for the three months ended September 30, 2006.  The other expenses primarily consist of interest expense and loss on sale of securities.  The $409 increase in interest expense for the three months ended September 30, 2007 are primarily related to the Company incurring debt in the acquisition of assets. The $10,404 decrease in loss on sale of securities for the three months ended September 30, 2007 is attributed to the total loss for the year ended December 31, 2006 being allocated evenly to the last three fiscal quarters of 2006.

The Company had other expenses of $6,350 for the nine months ended September 30, 2007, as compared to $22,322 for the nine months ended September 30, 2006.  The other expenses primarily consist of interest expense and loss on sale of securities.  The $1,810 increase in interest expense for the three months ended September 30, 2007 are primarily related to the Company incurring debt in the acquisition of assets. The $16,229 decrease in loss on sale of securities for the nine months ended September 30, 2007 is attributed to the total loss for the year ended December 31, 2006 being allocated evenly to the last three fiscal quarters of 2006.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2007 we had cash on hand of $7,224.  As reflected in the financial statements, the small amount of income does not offset the substantial amount of debt.  Therefore, this can raise substantial doubt about the Company’s ability to continue as a going concern.

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

The operating costs we incur consist primarily of rent, professional fees, insurance premiums, and general and administrative expenses.  Our ability to operate profitably in the future depends on our ability to obtain, maintain, and to secure additional contracts in the future, and to raise additional funds.  Additionally, we are attempting to streamline our operations and reviewing other possible areas of cost reductions.

During the nine months ended September 30, 2007 we had net cash from operating activities of $13,626, as compared to $26,104 in the comparable period last year.  The decrease in cash from operating activities resulted from an increase in the Company’s accounts payable due to accounting and legal fees incurred during that period and a decrease in accounts receivable.

We had net cash used in investing activities of $8,019 for the nine months ended September 30, 2007, as compared to $39,636 used in the comparable period last year.  The net cash used in investing activities during both nine month periods resulted primarily from the purchase of marketable securities and net borrowings from related parties offset from the sale of marketable securities.

We had net cash used in financing activities of $349 for the nine months ended September 30, 2007, as compared to $15,372 gained from financing activities for the same time period in the previous year.  The cash used in financing activities during the nine months ended September 30, 2007 was primarily a result of the payments to the long-term debt, the retirement of stock resulting in a $7,000 decrease to common stock and the additional sale of common stock in the amount of $12,000.  The cash gained from financing for the nine months ended September 30, 2006 was primarily from the issuance of common stock, stock subscriptions received and the net borrowings from loan payable with a slight offset from the repayment of long term debt.

As a result of the foregoing, the Company had a net increase of $5,258 in cash with the period end total of $7,224 for the nine month period ended September 30, 2007, as compared to a $1,840 increase in cash at the end of the nine months ended September 30, 2006.

One of the officer/directors of the Company has made interest free advances to the Company.  At the Company’s inception in 2005, the officer contributed office furnishings and equipment in the amount of $1,913.  During Fiscal 2006, the officer made a loan to the Company, in the amount of $13,000, by way of an automobile trade.  As of September 30, 2007, the balance of this loan payable is $10,985.  The balance of this loan will be paid as cash flow permits.

Another of the officer/directors of the Company has made interest free advances to the Company. At the Company’s inception in 2005, the officer contributed computer equipment in the amount of $3,000.  During Fiscal 2006, the officer made a loan to the Company, in the amount of $20,000, by way of an automobile trade.  As of September 30, 2007, the balance of this loan payable is $16,635. The balance of this loan will be paid as cash flow permits.

The Company had entered into notes payable for fixed assets in the amount of $40,098 during the three months ended September 30, 2006.  There were no additional purchases made for the three months ended September 30, 2007.  The notes payable incurred in 2006 are primarily for two automobiles that are being repaid at an interest rate of 5.9% and both notes are due to be paid in full by the year 2011.

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

The revenue generated by the Company for the three months ended September 30, 2007, were used toward the repayment of debts incurred in the first year of operations.  The Company will continue to maintain limited cash on hand until all debts the Company has incurred have been repaid.  The Company currently has a debt load of approximately $118,586.  The Company’s ability to repay this debt is dependent on the Company’s ability to obtain and maintain revenue generating contracts to provide engineering consulting work, and/or add additional contracts in 2007.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

For the nine months ending September 30th, 2007, the company retired 300,000 shares of its common stock pursuant to a filing on form 8K dated May 24th, 2007 in the amount of $6,000.  From August 10th, 2007, through September 30th, 2007, a private offering was made under Rule 506, Regulation D of the United States Securities and Exchange Commission in order to increase the amount of stock held by individuals and to increase the amount of stock to be registered on Form SB-2.  The company sold approximately 80,000 additional shares to 13 new shareholders at $.20 per share, 20,000 of which were issued in exchange for services in the amount of $4,000, thus resulting in a cash increase of $12,000.  During this time, one shareholder requested reimbursement for the amount of $1,000 in exchange for his 10,000 shares.  For the nine months ending September 30th, 2007, the dollar amount increase offset by $7,000 ($6,000 for 300,000 shares and $1,000 for 10,000 shares), results in an overall cash increase of $5,000 and an increase in the amount of issued stock of 70,000 for a total of 4,119,340.

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

KETNER GLOBAL INVESTMENTS, INC.

Date: October 22, 2007	By:	/s/ James Ketner

James Ketner
President/CEO/Chairman
Principal Financial Officer and Principal Accounting Officer

KETNER GLOBAL INVESTMENTS, INC.

Date: October 22, 20007	By:	/s/ Michelle LynRay

Michelle LynRay