Form 10KSB
period 2007-12-31
Kelyniam Global, Inc.
filed 2008-03-11
CIK 1372114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-52569

Kelyniam Global, Inc.
(Name of small business issuer in its charter)

NEVADA	20-4130012
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

1100 North University Avenue, Suite 135
Little Rock, Arkansas	72207
(Address of principal executive offices)	(Zip Code)

(800) 280-8192
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share
(Title of Class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b2 of the Exchange Act). Yes ☐ No ☒

Issuer's Revenues for the fiscal year 2007 were: $46,567

Our common stock is not traded on any market or listed on any exchange.  There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at February 20, 2008 is deemed to be $-0-.

As of March 11, 2008, the Issuer had 9,531,300 shares outstanding of the Common Stock ($0.001 par value)

Special Information Regarding Forward Looking Statements

Some of the statements in this prospectus are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution one not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments. However, the Private Securities Litigation Reform Act of 1995 is not available to us as a penny stock issuer and thus we may not rely on the statutory safe harbor from liability for forward-looking statements. Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward looking statements does not apply to statements made in connection with this offering.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Kelyniam Global, Inc. was originally organized and incorporated under the name Ketner Global Investments, Inc. in the state of Nevada on December 30, 2005. On January 1, 2006, the company formally commenced operations.  On December 5, 2007, the name was changed from Ketner Global Investments, Inc. to Kelyniam Global, Inc.  The company’s address is 1100 North University Avenue, Suite 135, Little Rock, Arkansas 72207.

Our phone number is 1-800-280-8192, 1-501-553-9198, FAX 1-501-641-200, and our company’s web site is www.kelyniam.com.

We are an engineering and management consulting company providing services for, but not limited to, large scale manufacturing industries.  Our clients are typically in the aircraft and automotive industries.  We offer a complete cradle to grave consulting service that encompasses all disciplines of the Design, Engineering and Manufacturing process which specializes in the use of CADCAM (Computer aided design computer aided manufacturing).  Some examples of the types of services our company and officers have offered in the past, and which Kelyniam Global, Inc. intends to offer in the future but not limited to are as follows:

Initial design and development in automotive styling studios including ‘Class A’ surface design and development, Wind tunnel model design and production, Sheet metal design for body in White, and conventional stampings, Numeric Control Programming for production, tooling, composite and conventional tooling and manufacturing methods, Interior aircraft design and development including follow through to manufacturing processes, Primary Structural Design for aircraft, plastic injection molding design and development including follow through to the manufacturing processes with accompanying tool design,  Research and Development of practicality issues from new manufacturing processes, CADCAM support for CATIA (Computer aided three dimensional interactive application), Research and development of alternate methods of electrical generation and the study of vibratory and bounded field harmonics.

We not only provide specific consulting work for these processes, but also offer a product lifecycle management as well. Our engineering services are not limited to the automotive and aircraft industry.  The use of CADCAM technology today can be seen in many disciplines of the design and manufacturing processes, and Kelyniam Global, Inc. has the ability through the company’s staff to accommodate almost any need in these types of environments.

We are:

•	A development stage Engineering Consulting firm with research and development in Mechanical Engineering
•	Searching for investments in companies we provide consulting work

•	Seeking additional contracts in the engineering and manufacturing environments.

Since our inception, we have devoted our activities to the following:

•	Developing our business plan for North and South American Markets
•	Providing Engineering consulting services

•	Pursuing additional Engineering Consulting Contracts
•	Developing our long term business strategies in the Global Market place

Because we are a new and expanding company with a limited history of revenues, and a limited history of operations, and currently have no revenue generating contracts, our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

We also intend to make investments in the companies in which we provide consulting work and continue with Research and development of alternate methods of electrical generation and the study of vibratory and bounded field harmonics.

Planned Marketing and Future Business Development

Kelyniam Global, Inc. relies heavily on the officers past experience and past contacts to obtain new contacts in the engineering consulting fields.  The officers of the company have extensive experience in these environments.  The company will also rely on the officer’s historic performance and reputation with past customers to obtain, maintain, and acquire these types of contracts.  Kelyniam Global, Inc. also relies on the officer’s experience in conducting business in North and South American to position the company competitively in these emerging markets.

Competition

We compete with other engineers and engineering firms with similar background and experience in the engineering consulting disciplines.  Some of our competitors are more established and have substantially greater resources than us. We have a limited history of operations, and have had only one major contract to provide engineering consulting work for Dassault Falcon Jet in Little Rock Arkansas, and currently do not have any revenue generating contracts as of the date of this report.

Kelyniam Global, Inc. intends to compete by offering the most experienced and talented individuals in the field of engineering consulting.

Employees

Currently the Company does not have any employees, other than the following:

James Ketner-President/CEO/Chairman
Michelle LynRay- Secretary/Treasurer/Director
John Mastoloni-VP/Director
Alexander Borges dos Santos-VP/Director

ITEM 2.	DESCRIPTION OF PROPERTIES

We do not own any real property.  The Company leases its current office space through a non-cancelable operating lease which expires December 31, 2008.  Rental expense for the year ended December 31, 2007 was $5,891.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public re-sales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Dividends

Holders of our common stock are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

The Company incorporated December 30, 2005, with 10,000,000 shares of authorized common stock with a par value of $.001.  During 2005, 8,000,000 shares were issued to officers and directors of the Company.  During 2006, the Company sold 98,680 shares of common stock at various prices per share, in private sales, in order to finance the Company’s initial operations.  20,000 shares of this initial offering was repurchased by the company and retired on October 25, 2007.

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

From August 10, 2007, through the date of this report, the company issued and or sold approximately 1,452,620 additional shares to approximately 38 new shareholders at a price between $.10 and $.20 per share. Of this total, 120,000 shares were issued in exchange for services and 1,000,000 were issued to directors of the Company as a compensation package.

The Company caused to be in effect a two for one (2:1) forward stock split with the certificates of record as of December 10, 2007.  At Date of this report, the total outstanding common stock was 9,531,300 (post split)

We relied upon Section 4(2) and 4(6) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) and 4(6) were available because:

None of these issuances involved underwriters, underwriting discounts or commissions;

ITEM 6.	MANAGEMENT’S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the audited Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

As of December 31, 2007, the Company has not produced significant revenues from its engineering and management consulting services. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in SFAS No. 7, “Accounting for Development Stage Entities.” Among the disclosures required by SFAS No. 7 are that the Company’s financial statements be identified as those of a development stage company. In addition, the statements of operations and comprehensive loss, stockholders equity (deficit) and cash flows are required to disclose all activity since the Company’s date of inception.

The Company will continue to prepare its financial statements and related disclosures in accordance with SFAS No. 7 until such time that the Company’s services have generated significant revenues.

The Company recognizes revenue as services are performed. Currently, revenue is recognized from non-contractual consulting services.  The Company currently has no revenue generating contracts and all previous revenues reported from April 17, 2006 through May 10, 2007, were pursuant to a contract providing engineering consulting work for Dassault Falcon Jet, a major aircraft manufacturer in Little Rock, Arkansas.  The contract was a “Time and Material” type contract in which the Company  had been contracted to help in the reduction of delivery times for aircraft produced at this facility by providing engineer consulting personnel that specialize in this field. This contract had been the major source of revenues for the Company, until the contract was terminated.

The Company accounts for marketable securities in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt, and Equity Securities”.  Under this standard, certain investments in debt and equity securities are reported at fair value.  The Company’s marketable securities, which consist primarily of investments in the stock of public companies, are reported as available for sale securities.  The unrealized gain or loss on these securities is reflected as a separate component of shareholders’ equity and any changes in their value are included as other comprehensive income or loss. As of December 31, 2007, the Company has closed the account that was used for investment purposes.

Fixed assets are recorded at cost.  Depreciation and amortization generally are reported on a straight line method for the various assets:  Furniture, fixtures and equipment; 7 years, and computer equipment and automobile; 5 years.  Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

The Company estimates that the fair value of all financial instruments at December 31, 2007 and 2006 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Income taxes are reported under the liability method pursuant to SFAS No. 109 “accounting for income taxes”. A valuation allowance is provided when the likelihood of realization of deferred tax assets is not assured.

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

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”.  Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. At December 31, 2007 and 2006, there were no potentially dilutive shares excluded from the calculation of earnings (loss) per share.  The weighted average number of common shares outstanding for 2007and 2006 reflects the two for one (2:1) forward stock split.

The Company financial statements reflect consulting services that includes a compensation expense for employees.  As of December 31, 2007, the Company has entered into an agreement with Ms. Michelle LynRay, (officer and director) for a stock compensation package in which 400,000 (post split) additional shares were issued to Ms. LynRay in exchange for services as rendered in the amount of $40,000.
Also, as of December 31, 2007, an agreement was entered into with Mr. John Mastoloni, (director) for a stock compensation package in which 600,000 (post split) additional shares were issued to Mr. Mastoloni in exchange for services rendered in the amount of $60,000.

The Company accounts for transactions in which it issues equity instruments to acquire goods or services from non-employees in accordance with the provisions of SFAS No. 123R (as amended).  These transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

As of December 31, 2007, the Company issued 120,000 shares at $.10 per share for of $12,000 for services rendered.  The $12,000 is included in the Company’s operating expenses.

Special Information Regarding Forward Looking Statements

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

We caution investors not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

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

Results of Operations

Kelyniam Global, Inc. was originally organized and incorporated under the name Ketner Global Investments, Inc. in the state of Nevada on December 30, 2005.  On January 1, 2006, the company formally commenced operations.  On December 5, 2007, the name was changed from Ketner Global Investments, Inc. to Kelyniam Global, Inc.  The company’s address is 1100 North University Avenue, Suite 135, Little Rock, Arkansas 72207.  The company is an engineering and management consulting company providing services for, but not limited to, large scale manufacturing industries. We offer a complete cradle to grave consulting service that encompasses all disciplines of the Design, Engineering and Manufacturing process which specializes in the use of CADCAM (Computer aided design computer aided manufacturing).  Our clients are typically in the aircraft and automotive industries.  We also intend to invest in companies within these industries that we provide engineering consultant work for.  Historically, our primary revenue generation has been done by consulting for these larger firms.

Shares of common stock
The Company incorporated December 30, 2005, with 10,000,000 shares of authorized common stock with a par value of $.001.  During 2005, 8,000,000 shares were issued to officers and directors of the Company.  During 2006, the Company sold 98,680 shares of common stock at various prices per share, in private sales, in order to finance the Company’s initial operations.  20,000 shares of this initial offering was repurchased by the company and retired on October 25, 2007.

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

From August 10, 2007, through the date of this report, the company issued and or sold approximately 1,452,620 additional shares to approximately 37 new shareholders at a price between $.10 and $.20 per share. Of this total, 120,000 shares were issued in exchange for services and 1,000,000 were issued to directors of the Company as a compensation package.

The Company caused to be in effect a two for one (2:1) forward stock split with the certificates of record as of December 10, 2007.  At Date of this report, the total outstanding common stock was 9,531,300 (post split)

Revenue Recognition
For the year ended December 31, 2005, the company generated no revenues.  The company formally commenced operations on January 1, 2006 and began pursuing contracts in engineering consulting work in the United States.

On April 17, 2006, the company had entered into an agreement to provide engineering consulting for Dassault Falcon Jet Corporation in Little Rock Arkansas.  The contract was a “Time and Material” type contract in which the company was contracted to aid in the reduction of delivery times for aircraft produced at this facility by providing engineer consulting personnel that specialize in this field.

After approximately one year, a decision was made to not renew this contract.  The primary reason for not renewing the contract was in order for the Company to become a Vendor Approved Representative in order to eliminate third and fourth party billing.  Kelyniam Global, Inc. is currently in negotiations with other aircraft manufactures in the capacity of a primary VAR in order to improve profitability.  The company will profit from a substantial billing rate increase once a typical VAR purchase order can be obtained.  The industry standard billing rate for the type of personnel the company provides is around $110.00 per hour for each engineer that the company provides.  The company will receive approximately 50-60% of this billing rate in revenue generation per person contracted at each facility.

Currently, revenue is recognized for non-contractual consulting services.

While we cannot predict future performance, we believe opportunities exist for growth in the United States and South America.  We are continually looking into possible contracts or agreements, which could assist in the Company’s growth.

The following comparisons in results of operations are based on the year ended December 31, 2007 and 2006 as reflected in the financial statements included in this prospectus.

Revenues from contractual and non-contractual consulting performed for the year ended December 31, 2007 were $46,567, as compared to revenues of $69,250 from the year ended December 31, 2006.  The Company did not have any formal contract to perform consulting after May 10, 2007 which resulted in the reduction of revenue during the year ended December 31, 2007.

Operating expenses for the year ended December 31, 2007 was $219,649 as compared to an expense in the amount of $79,359 for the year ended December 31, 2006.  The primary components of operation expenses for the periods were general and administrative expenses and professional fees.  The overall increase of $140,290 for the year ended December 31, 2007 is attributed to the Company’s continued day-to-day operations; a $16,888 increase in professional fees, primarily due to fees incurred in order for the Company to become a fully reporting publicly traded company; and an increase consulting expense for shares issued to directors of the Company for services in the amount of $100,000.

The Company had other expenses of $9,619 for the year ended December 31, 2007, as compared to $35,078 for the year ended December 31, 2006.  The other expenses primarily consist of interest expense and loss on sale of securities.  The $1,636 increase in interest expense for the year ended December 31, 2007 are primarily related to the Company incurring debt in the acquisition of assets through financing. The $27,095 decrease in loss on sale of securities for the year ended December 31, 2007 is attributed to management’s decision to limit investments in marketable securities.

As a result of the foregoing, we had a net loss for the year ended December 31, 2007 and 2006 of $182,701 and $45,187 respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the financial statements, losses from December 30, 2005 (inception) to December 31, 2007 aggregated $227,888 and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing.

Management’s plans include the potential expansion of its business. The Company anticipates that financing will be required for further growth of the company, and currently, no engagements have been made for this financing and the company cannot determine if and when this financing could or will be made available.  No assurance can be given that there will be sources of financing available to the company.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

We are at the initial stages of trying to meet the requirements of the SEC to become a fully reporting company.  If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board.  Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

The operating costs we incur consist primarily of rent, professional fees, insurance premiums, consulting fees, and general and administrative expenses.  Our ability to operate profitably in the future depends on our ability to maintain non-contractual consulting services, obtain contracts in the future, and to raise additional funds.  Additionally, we are attempting to streamline our operations and reviewing other possible areas of cost reductions.

Our office space is currently leased through a non-cancelable operating lease which expires December 31, 2008.  Rental costs for the premises for the year ended December 31, 2007 and 2006 were $5,891 and $4,208 respectively.  The minimum rental expense projected for fiscal 2008 is $6,060.
During the year ended December 31, 2007 we had net cash from operating activities of $331, as compared to $28,358 in the comparable period for the previous year.  The decrease in cash from operating activities resulted from an increase in the Company’s accounts payable due to accounting and legal fees incurred during that period and a decrease in accounts receivable along with non-cash charges for stock issued for services, depreciation of assets, and loss on sale of securities and the Company’s net loss.

We had net cash used provided by investing activities of $253 for the year ended December 31, 2007, as compared to $40,758 used in the comparable period for the previous year.  The net cash used in investing activities during both year end periods resulted primarily from the purchase of marketable securities and fixed assets and net borrowings from related parties offset from the sale of marketable securities.

We had net cash provided by financing activities of $5,983 for the year ended December 31, 2007, as compared to $14,366 from financing activities in the comparable period for the previous year.  The cash provided by financing activities during the year ended December 31, 2007  and 2006 was primarily a result of cash received from the issuance of common stock and stock subscriptions received offset by the repayment of long-term debt.

As a result of the foregoing, the Company had a net increase of $6,567 in cash resulting in a total cash of $8,533 for the year ended December 31, 2007, as compared to a $1,966 increase and total for the comparable period for the previous year.

One of the officer/directors of the Company has made interest free advances to the Company.  At the Company’s inception in 2005, the officer contributed office furnishings and equipment in the amount of $1,913.  During Fiscal 2006, the officer made a loan to the Company, in the amount of $13,000, by way of an automobile trade.  As of December 31, 2007, the balance of this loan payable is $10,985.  The balance of this loan will be paid as cash flow permits.

Another of the officer/directors of the Company has made interest free advances to the Company. At the Company’s inception in 2005, the officer contributed computer equipment in the amount of $3,000.  During Fiscal 2006, the officer made a loan to the Company, in the amount of $20,000, by way of an automobile trade.  As of December 31, 2007, the balance of this loan payable is $12,781. The balance of this loan will be paid as cash flow permits.

The Company had entered into notes payable for fixed assets in the amount of $40,098 during Fiscal 2006.  There were no additional purchases made in Fiscal 2007.  The notes payable incurred in 2006 are primarily for two automobiles that are being repaid at an interest rate of 5.9% and both notes are due to be paid in full by the year 2011.

The company has had only one contract, and at the time of this offering, the company has no revenue generating contracts and because the company maintains almost zero cash on hand,  there is significant possibility that the company will not being able to continue as a going concern.

Management feels the ability for the company to grow and expand more rapidly is entirely depended on the ability to raise additional funds in the future.  At the same time, management also feels it is important to realize that we are a new and developing company with a limited history of operations, revenue, and cash on hand.

The revenue generated by the company for the year ended December 31, 2007 and 2006, was used toward the repayment of debts incurred as a result of operations.  The company will continue to maintain limited cash on hand until all debts the company has incurred have been repaid.  The company currently has a debt load of approximately $139,928.  The Company’s ability to repay this debt is dependent on the Company’s ability to obtain and maintain revenue generating contracts to provide engineering consulting work in the future.

The company will be seeking additional contracts in the future and the hiring of additional engineers.  Typically, a contract engineer in the United States, with 5-10 years experience with a CADCAM engineering and manufacturing background receives between $50 to $60 USD per hour.  In order to be able to meet the kind of payroll necessary to add an additional, for example, 5 employees for 2007, and to be able to continue payroll through extended billing cycles to clients of up to 120 days or more, a working capital larger than what the company currently has on hand will be required.  In order for the company to accomplish this growth, it will be necessary to raise additional funds from an offering of our stock in the future.  However, this offering may not occur, or if it occurs, may not raise the required funding for the company’s growth.  Currently, the company does not have any plans or specific agreements for new sources of funding or any planned material acquisitions.  We have no agreements, commitments or understandings in place concerning this type of offering.

Our ability to continue as a going concern is dependent on our ability to maintain non-contractual consulting services, secure contracts in the future, and to raise additional funds.  Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan. Because we have a limited history of operations, an investor cannot determine if we will continue profitability and growth.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.
The company recorded losses on the sales of marketable securities for year ended December 31, 2007 and 2006, of $6,187 and $33,282 respectively.  The substantial reduction in Fiscal 2007 is due to management’s decision to limit investments in marketable securities until a more profitable situational occurs, and a significant reduction of current liabilities has been obtained.

Off-balance Sheet Arrangements

The company currently has no Off-balance sheet arrangements.

ITEM 7.	FINANCIAL STATEMENTS

KELYNIAM GLOBAL, INC.
(Previously Ketner Global Investments, Inc)
(A Development Stage Company, Date of Inception December 30, 2005)
FINANCIAL STATEMENTS
DECEMBER 31, 2007

KELYNIAM GLOBAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Kelyniam Global, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Kelyniam Global, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended and for the period from December 30, 2005 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kelyniam Global, Inc. as of December 31, 2007, and 2006 and the results of its operations and its cash flows for the years then ended and for the period from December 30, 2005 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a deficit of stockholders' equity of $72,189, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As discussed in Note 10, the 2006 financial statements have been restated.

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas 77042

February 22, 2008

KELYNIAM GLOBAL, INC.
(A Development Stage Company, Date of Inception December 30, 2005)
BALANCE SHEETS
As of December 31, 2007 and 2006

	2007	2006 (as restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,533	$1,966
Marketable securities	--	7,216
Accounts receivable	1,200	1,344

Total Current Assets	9,733	10,526

Fixed assets, net of accumulated depreciation of $22,203, and $6,503 respectively	56,844	72,544

Other assets	1,162	486

TOTAL ASSETS	$67,739	$83,556

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of notes payable	$7,719	$7,278
Accounts payable and accrued expenses	85,267	35,590
Loan payable – margin	--	0
Loans payable – related parties	23,766	41,117

Total Current Liabilities	116,752	83,985

Notes payable, net of current portion	23,176	30,815

TOTAL LIABILITIES	139,928	114,800

SHAREHOLDERS’ DEFICIT
Common stock, $.001 Par Value, 10,000,000 shares authorized 9,513,800 and 8,698,680 shares issued and outstanding respectively	9,513	8,098
Additional paid-in capital	146,186	5,089
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	--	776
Subscriptions receivable	--	(20)
Retained deficit	(227,888)	(45,187)

TOTAL SHAREHOLDERS’ DEFICIT	(72,189)	(31,244)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$67,739	$83,556

The accompanying notes are an integral part of the financial statements.

KELYNIAM GLOBAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years ended December 31, 2007 and 2006 and for the Period
From Inception (December 30, 2005) to December 31, 2007

	Year Ended December 31,			From Inception Through December 31,
	2007	2006 (as restated)		2007

REVENUES	$46,567		$69,250	$115,817

OPERATING EXPENSES
General and administrative expenses	63,761		40,359	104,120
Professional fees	55,888		39,000	94,888
Consulting Expense	100,000		--	100,000

Total operating expenses	219,649		79,359	299,008

OPERATING LOSS	(173,082)		(10,109)	(183,191)

OTHER EXPENSE
Interest expense (net)	(3,432)		(1,796)	(5,228)
Loss on sale of securities	(6,187)		(33,282)	(39,469)
Total other expense	(9,619)		(35,078)	(44,697)

NET LOSS	$(182,701)		$(45,187)	$ (227,888)

Other comprehensive income (loss):
Unrealized loss on investment securities	(776)		776	--

Total comprehensive loss	$(183,477)		$(44,411)	$(227,888)

Weighted average shares outstanding:
Basic and diluted	8,303,545		8,081,678
(Loss) available to common shareholders per share
Basic and diluted	$(.02)	$	( .01)

The accompanying notes are an integral part of the financial statements.

KELYNIAM GLOBAL, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Period from Inception (December 30, 2005) through December 31, 2007

	Common Stock		Subscriptions Receivable	Additional Paid-In Capital	Net Unrealized Gain on Investment Securities	Accumulated Deficit	Total
	Shares	Amount
BALANCE, DECEMBER 30, 2005 (Date of Inception)	--	--	--	--	--	--	--

Common stock issued	8,000,000	$8,000	$(3,920)	$(4,000)	$--	$--	$80

BALANCE, DECEMBER 31, 2005	8,000,000	8,000	(3,920)	(4,000)	--	--	80

Common stock issued for:
Cash	98,680	98	--	9,089	--	--	9,187
Stock subscription received	--	--	3,900	--	--	--	3,900
AOCI - Net unrealized gain on available for sale securities	--	--	--	--	776	--	776
Net loss	--	--	--	--	--	(45,187)	(45,187)

BALANCE, DECEMBER 31, 2006 (AS RESTATED)	8,098,680	8,098	(20)	5,089	776	(45,187)	(31,244)

Common stock retired	(20,000)	(20)	--	(980)	--	--	(1,000)
Common stock issued for:
Cash	315,120	315	--	31,197	--	--	31,512
Services	1,120,000	1,120	--	110,880	--	--	112,000
Stock subscription received	--	--	20	--	--	--	20
AOCI - Net unrealized gain on available for sale securities	--	--	--	--	(776)	--	(776)
Net loss	--	--	--	--	--	(182,701)	(182,701)

BALANCE, DECEMBER 31, 2007	9,513,800	$9,513	$--	$146,186	$--	$(227,888)	$(72,189)

The accompanying notes are an integral part of the financial statements.

KELYNIAM GLOBAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2007 and 2006 and for the Period
From Inception (December 30, 2005) through December 31, 2007

	Year Ended December 31,		From Inception through December 31,
	2007	2006 (as restated)	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(182,701)	$(45,187)	$(227,888)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,700	6,503	22,203
Loss on sale of securities	6,187	33,282	39,469
Stock issued for services	112,000	--	112,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	144	(1,344)	(1,200)
Other assets	(676)	(486)	(1,162)
Accounts payable and accrued expenses	49,677	35,590	85,267

NET CASH FLOWS FROM OPERATING ACTIVITIES	331	28,358	28,689

CASH FLOWS FROM INVESTING ACTIVIES
Purchase of marketable securities	(13,234)	(200,684)	(213,918)
Sale of marketable securities	13,487	160,962	174,449

Acquisition of fixed assets	--	(1,036)	(1,036)

NET CASH FLOWS FROM INVESTING ACTIVITIES	253	(40,758)	(40,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loan payable-related party	(17,351)	3,284	(14,067)
Stock subscriptions received	20	3,900	3,920
Issuance of common stock	31,512	9,187	39,699
Retirement of common stock	(1,000)	--	(1,000)
Repayment of long term debt	(7,145)	(2,058)	(9,203)
Borrowings from loan payable	(53)	53	--

NET CASH FLOWS FROM FINANCING ACTIVITIES	5,983	14,366	20,349

NET INCREASE (DECREASE) IN CASH	6,567	1,966	8,533
CASH AT BEGINNING OF PERIOD	1,966	--	--
CASH AT END OF PERIOD	$8,533	$1,966	$8,533

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$--	$--	$--
Interest paid	$3,432	$1,846	$5,278

NONCASH INVESTING AND FINANCING ACTIVITIES
Officer/Director loan for fix assets	$--	$33,000	$37,913
Fixed assets purchased through issuance of notes payable	$--	$40,098	$40,098
Stock issued for services	$112,000	$--	$112,000

The accompanying notes are an integral part of the financial statements.

KELYNIAM GLOBAL, INC.
(A Development Stage Company, Date of Inception December 30, 2005)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 -	ORGANIZATION, DESCRIPTION OF COMPANY’S BUSINESS AND BASIS OF PRESENTATION

Kelyniam Global, Inc. was originally organized and incorporated under the name Ketner Global Investments, Inc. in the state of Nevada on December 30, 2005. On January 1, 2006, the company formally commenced operations.  On December 5, 2007, the name was changed from Ketner Global Investments, Inc. to Kelyniam Global, Inc.  The company’s address is 1100 North University Avenue, Suite 135, Little Rock, Arkansas 72207.

The company is an engineering and management consulting company providing services for, but not limited to, large scale manufacturing industries. The Company offers a complete cradle to grave consulting service that encompasses all disciplines of the Design, Engineering and Manufacturing process which specializes in the use of CADCAM (Computer aided design computer aided manufacturing), primarily in the aircraft and automotive industries.  The Company also intends to invest in companies within these industries in which engineering consultant work is provided for.  Historically, the primary revenue generation has been done by consulting for these larger firms.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the financial statements, losses from December 30, 2005 (inception) to December 31, 2007 aggregated $227,888 and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing.

Management’s plans include the potential expansion of its business. The Company anticipates that financing will be required for further growth of the company, and currently, no engagements have been made for this financing and the company cannot determine if and when this financing could or will be made available.  No assurance can be given that there will be sources of financing available to the company.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Company

As of December 31, 2007, the Company has not produced significant revenues from its engineering and management consulting services. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in SFAS No. 7, “Accounting for Development Stage Entities.” Among the disclosures required by SFAS No. 7 are that the Company’s financial statements be identified as those of a development stage company. In addition, the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since the Company’s date of inception.

The Company will continue to prepare its financial statements and related disclosures in accordance with SFAS No. 7 until such time that the Company’s services have generated significant revenues.

Common Stock Split

On December 10, 2007, the Company effected a two-for-one stock split. All share and per share information has been retroactively adjusted to reflect the stock split.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue as services are performed. Currently, revenue is recognized from non-contractual consulting services.  The Company currently has no revenue generating contracts and all previous revenues reported from April 17, 2006 through May 10, 2007, were pursuant to a contract providing engineering consulting work for Dassault Falcon Jet, a major aircraft manufacturer in Little Rock, Arkansas.  The contract was a “Time and Material” type contract in which the Company  had been contracted to help in the reduction of delivery times for aircraft produced at this facility by providing engineer consulting personnel that specialize in this field. This contract had been the major source of revenues for the Company, until the contract was terminated.

KELYNIAM GLOBAL, INC.
(A Development Stage Company, Date of Inception December 30, 2005)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition Cont’d

The Company’s principal shareholders provide the consulting services on behalf of the Company to generate revenues for the Company. The Company does not pay for such services. Since the Company is at the early stage as a development stage company, the Company does not impute service expenses.

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt, and Equity Securities”.  Under this standard, certain investments in debt and equity securities are reported at fair value.  The Company’s marketable securities, which consist primarily of investments in the stock of public companies, are reported as securities available for sale.  The unrealized gain (loss) on these securities is reflected as a separate component of shareholders’ equity and any changes in their value are included in the comprehensive loss.  As of December 31, 2007, the Company has closed the account that was used for investment purposes.

Cost used in the computation of realized gains and losses is determined using the average cost method.  There were sales of marketable securities during the year ended December 31, 2007 in the amount of $13,487 resulting in net losses of $6,187.  For the year ended December 31, 2006, there were sales of marketable securities in the amount of $160,962, resulting in net losses of $33,282.

Depreciation and Amortization

Fixed assets are recorded at cost.  Depreciation and amortization generally are reported on a straight line method for the various assets as follows:

Furniture, fixtures and equipment	7 years
Computer equipment	5 years
Automobile	5 years

Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

Concentration of Credit Risk

Currently, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in one financial institution.  The balance is insured by the Federal Deposit Insurance Corporation up to $100,000.  At December 31, 2007, the Company did not have any uninsured cash balances, although the Company may exceed the limits at times throughout the year.

Fair Value of Financial Instruments

The Company has a number of financial instruments.  The Company estimates that the fair value of all financial instruments at December 31, 2007 and 2006 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Income Taxes

Income taxes are reported under the liability method pursuant to SFAS No. 109 “Accounting for Income Taxes”.  A valuation of allowance is provided when the likelihood of realization of deferred tax assets is not assured.

KELYNIAM GLOBAL, INC.
(A Development Stage Company, Date of Inception December 30, 2005)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. At December 31, 2007 and 2006, there were no potentially dilutive shares excluded from the calculation of earnings (loss) per share.  The weighted average number of common shares outstanding  reflects the two for one (2:1) forward stock split effective December 10, 2007.

Employee Compensation

The Company financial statements reflect consulting services that includes a compensation expense for employees.  As of December 31, 2007, the Company has entered into an agreement with Ms. Michelle LynRay, (officer and director) for a stock compensation package in which 400,000 additional shares were issued to Ms. LynRay in exchange for services as rendered in the amount of $40,000.

Also, as of December 31, 2007, an agreement was entered into with Mr. John Mastoloni, (director) for a stock compensation package in which 600,000 additional shares were issued to Mr. Mastoloni in exchange for services rendered in the amount of $60,000.

Share-Based Payments

The Company accounts for transactions in which it issues equity instruments to acquire goods or services from non-employees in accordance with the provisions of SFAS No. 123R (as amended).  These transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

As of December 31, 2007, the Company issued 60,000 (representing 120,000 shares after the two for one (2:1) forward stock split) shares at $.20 per share for a dollar amount of $12,000 for services rendered.  The $12,000 is included in the Company’s operating expenses.

Recent Accounting Pronouncements

The Company does not believe recent accounting pronouncements have an material impact on its financial statements.

NOTE 3 -	FIXED ASSETS

Fixed assets consist of the following:

	December 31,
ITEM	2007	2006

Furniture and fixtures	$1,913	$1,913
Automobiles	73,098	73,098
Computer Equipment	4,036	4,036
	79,047	79,047
Less depreciation	22,203	6,503
Net fixed assets	$56,844	$72,544

Depreciation expense for the year ended December 31, 2007 and 2006 was $15,700 and $6,503 respectively.

KELYNIAM GLOBAL, INC.
(A Development Stage Company, Date of Inception December 30, 2005)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 4 -	ISSUANCE OF COMMON STOCK

The Company incorporated December 30, 2005, with 10,000,000 shares of authorized common stock with a par value of $.001.  During 2005, 8,000,000 shares were issued to officers and directors of the Company.  During 2006, the Company sold 98,680 shares of common stock at various prices per share, in private sales, in order to finance the Company’s initial operations.

From August 10, 2007, through the year ended December 31, 2007, the company sold approximately 1,435,120 additional shares to approximately 37 new shareholders at $.10 per share. Of this total, 120,000 shares were issued in exchange for services and 1,000,000 were issued to directors of the Company as a compensation package.

The Company caused to be in effect a two for one (2:1) forward stock split with the certificates of record as of December 10, 2007.

NOTE 5 -	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.  Because of the questionable ability of the Company to utilize these deferred tax assets, the Company has established a 100% valuation allowance for these assets.

As of December 31, 2007 and 2006, the Company’s deferred income taxes are comprised of the following:

	December 31,
	2007	2006
Deferred tax assets
Net operating losses	$24,162	$1,556
Capital loss	13,419	11,316
Depreciation	1,306	466

Total deferred tax assets	38,887	13,338

Valuation allowance	(38,887)	(13,338)

Deferred tax assets	$--	$--

	December 31,
	2007		2006

Net loss		$182,701		$45,187
Permanent differences-nondeductible book losses		(107,557)		(5958)
Adjusted tax net loss		75,144		39,229
At 34% Federal tax rate		25,549		13,338
Change in valuation allowance		(25,549)		(13,338)

Income tax expense	$	- 0 -	$	- 0 -

KELYNIAM GLOBAL, INC.
(A Development Stage Company, Date of Inception December 30, 2005)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 5 -	INCOME TAXES (CONTINUED)

At December 31, 2007, the Company had net operating loss carry forwards and capital loss carry forwards of approximately $63,500 and $6,187 for federal and state purposes, which expire through 2026 and 2011, respectively.  At December 31, 2006, the Company had net operating loss carry forwards and capital loss carry forwards of approximately $7,500 and $33,282 for federal and state purposes, which expire through 2026 and 2011, respectively.  The utilization of the operating loss carry forward may be limited based upon changes in ownership as defined in the Internal Revenue Code. The capital loss carry forward is limited to the offset against future capital gains, if any.

NOTE 6 -	RENTAL COMMITMENTS

The Company leases its current office space through a noncancelable operating lease which expires December 31, 2008.  During 2006, the Company occupied space that was previously occupied by an entity owned by one of the officers of the Company. The Company paid the rent for these facilities pursuant to the lease in effect with the officer’s entity. Rental expense for the year ended December 31, 2007 was $5,891 and for the year ended 2006 was $4,208.

The minimum rental payments for year ended 2008 is $6,060.

NOTE 7-	MAJOR CUSTOMERS

The Company has had only one contractual customer which accounts for virtually all of revenues and accounts receivable for the year ended December 31, 2007.

NOTE 8 -	LONG-TERM DEBT

The Company’s long-term debt consists of the following:

Description	Interest Rate	Due Date	December 31, 2007
Automobile loan payable in monthly installments of $370.68 including interest, collateralized by the automobile	5.9%	2011	$14,620

Automobile loan payable in monthly installments of $403.89 including interest, collateralized by the automobile	5.9%	2011	16,275

			30,895

Less: current notes payable			7,719

			$23,176

Long-term debt matures as follows:

The year ended December 31,

2008	$7,719
2009	8,187
2010	8,683
2011	6,306
Total	$30,895

KELYNIAM GLOBAL, INC.
(A Development Stage Company, Date of Inception December 30, 2005)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 9-	RELATED PARTY TRANSACTIONS

One of the officer/directors of the Company has made interest free advances to the Company. During 2005, the officer contributed office furnishings and equipment in the amount of $1,913.  During 2006, the officer made a loan to the Company, in the amount of $13,000, by way of an automobile trade.  As of December 31, 2007, the balance of this loan payable is $10,985.  The balance of this loan will be paid as cash flow permits.

Another of the officer/directors of the Company has made interest free advances to the Company. During 2005, the officer contributed computer equipment in the amount of $3,000.  During 2006, the officer made a loan to the Company, in the amount of $20,000, by way of an automobile trade.  As of December 31, 2007, the balance of this loan payable is $12,781.  The balance of this loan will be paid as cash flow permits.

NOTE 10-	RESTATEMENT

Subsequent to the issuance of the Company’s 2006 combined financial statements, the Company’s management determined that corrections were required to the previously reported financial statements to correct some errors in accounting for stocks issues for services. As a result, the balance sheet as of December 31, 2006 and statements of operations and comprehensive income for the year then ended have been restated from the amounts previously reported.

	As previously stated	As restated
BALANCE SHEET AT 12/31/2006

Loans payable – related parties – current	$35,117	$41,117
Additional paid-in capital	83,838	5,089
Retained deficit	(114,186)	(45,187)

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Consulting Expense	$69,000	$--
Net loss	(114,186)	(45,187)
Total comprehensive loss	(183,477)	(113,410)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
James Ketner	42	President/CEO/Chairman
Michelle LynRay	35	Secretary/Treasurer/Director
John Mastoloni	39	VP/Director
Alexander Borges dos Santos	54	VP/Director

Mr. Ketner joined us in December 2005 as the President, CEO and Chairman of the Board of directors.  He has served as an engineering consultant for large fortune 500 companies for the last 19 years.  Mr. Ketner directed a privately owned company for 14 years before going into semi-retirement in 2002.  In his capacity as President and CEO, Mr. Ketner currently devotes approximately 100% of his time to our business and anticipates that during the next 12 months he will devote approximately 100% of his time to our business. Mr. Ketner will continue to be able to devote the time necessary to Kelyniam Global, Inc. to assure successful implementation of our business plan.

Ms. LynRay joined us in May 2006.  For over 9 years, she directed as an owner, operator, and manager of a privately held small business.  She has a successful track record of directing a business to achieve profitability and growth through marketing, sales and management skills.  In her capacity as Secretary/Treasurer/Director, Ms. LynRay currently devotes approximately 100% of her time to our business and anticipates that during the next 12 months she will devote approximately 100% of her time to our business.

Mr. Mastoloni joined us in December 2005.  He has over 16 years of experience consulting companies to achieve their goals in today’s high end rendering and computing environments. Mr. Mastoloni founded M2 systems in 1997, a company which initially provided services to the jewelry industry.  Mr. Mastoloni diversified M2 systems into a multi faceted company which touches many different industries such as medical, aerospace, automotive, and various manufacturing and design corporations as well as the jewelry industry. Mr. Mastoloni currently has a limited participation in Kelyniam Global, Inc. but will be devoting more of his time in the near future.

Mr. Borges joined us in December 2005.  He has over 29 years of experience as an architectural engineer in the design and construction industry.  He has a proven track record of managing projects from initial conception to project management, while maintaining organization, scheduling, and project financing.  Mr. Borges has been a consultant for several architectural firms in New York City.  Mr. Borges currently has a limited participation in Kelyniam Global, Inc. but will be devoting more of his time in the near future as the company’s South American operations mature.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

As of December 31, 2007, the Company has entered into an agreement with Ms. Michelle LynRay, (officer and director) for a stock compensation package in which 400,000 (post split) additional shares were issued to Ms. LynRay in exchange for services as rendered in the amount of $40,000.

Also, as of December 31, 2007, an agreement was entered into with Mr. John Mastoloni, (director) for a stock compensation package in which 600,000 (post split) additional shares were issued to Mr. Mastoloni in exchange for services rendered in the amount of $60,000.

Outstanding Equity Awards at Fiscal Year-End

There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2007, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

The Company does not currently have any employment agreements.

Compensation of Directors

For the fiscal year ended December 31, 2007, we did not compensate our directors for their services.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for all persons is 1100 North University Avenue, Suite 135, Little Rock, Arkansas 72207.

Shareholders	# of Shares	Percentage
James Ketner	7,800,000	82%
Michelle LynRay	560,000	6%
John Mastoloni	690,000	7%
Alexander Borges dos Santos	20,000	Less than 1%
Directors and Executive Officers as a Group	9,070,000	95%

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 13.	EXHIBITS

EXHIBITS

Item 3	(i)	Articles of Incorporation of Kelyniam Global, Inc. (1)
	(ii)	Bylaws of Kelyniam Global, Inc. (2)
	1.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Attached.
	2.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 5	1.	Consent of Malone & Bailey

All other Exhibits called for by Rule 601 of Regulation SB-2 or SK are not applicable to this filing.

(1)	Incorporated by reference to Form DEF 14C filed with commission on November 5, 2007.
(2)	Incorporated by reference to Form SB-2 filed with the commission on November 20, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2007, we were billed approximately $35,000 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: 3/11/2008	KELYNIAM GLOBAL, INC.

/s/ James Ketner
James Ketner
President/CEO/Chairman Principal Financial Officer and Principal Accounting Officer

Dated: 3/11/2008	/s/ Michelle LynRay
Michelle LynRay
Secretary/Treasurer/Director