Form 10QSB
period 2008-03-31
Kelyniam Global, Inc.
filed 2008-05-15
CIK 1372114

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to__________

Commission file number 000-52569

KELYNIAM GLOBAL, INC.
(Name of small business issuer in its charter)

8711
(Primary Standard Industrial
Classification Code Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2008, approximately 9,761,300 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

KELYNIAM GLOBAL, INC
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTERLY Period ended March 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s 2007 Audited Annual Report, Form 10-KSB, filed with the Commission on March 11, 2008 for its critical accounting policies.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

KELYNIAM GLOBAL, INC.
(Previously Ketner Global Investments, Inc)
(A Development Stage Company, Date of Inception December 30, 2005)

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2008

KELYNIAM GLOBAL, INC.
INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets (unaudited)	F-1

Statements of Operations and Comprehensive Loss (unaudited)	F-2

Statements of Cash Flows (unaudited)	F-3

Notes to Financial Statements (unaudited)	F-4 to F-6

KELYNIAM GLOBAL, INC.
(A Development Stage Company, Date of Inception December 30, 2005)
BALANCE SHEETS (unaudited)
As of March 31, 2008 and December 31, 2007

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,420	$8,533
Accounts receivable	1,050	1,200

Total Current Assets	9,470	9,733

Fixed assets, net of accumulated depreciation of $26,128, and $22,203 respectively	53,494	56,844

Other assets	486	1,162

TOTAL ASSETS	$63,450	$67,739

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of notes payable	$7,833	$7,719
Accounts payable and accrued expenses	96,354	85,267
Loans payable – related parties	19,860	23,766

Total Current Liabilities	124,047	116,752

Notes payable, net of current portion	21,227	23,176

TOTAL LIABILITIES	145,274	139,928

SHAREHOLDERS’ EQUITY (Deficit)
Common stock, $.001 Par Value, 10,000,000 shares authorized 9,761,300 and 9,513,800 shares issued and outstanding respectively	9,761	9,513
Additional paid-in capital	195,438	146,186
Retained deficit	(227,888)	(227,888)
Net income (loss)	(59,135)	--

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(81,824)	(72,189)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$63,450	$67,739

The accompanying notes are an integral part of the financial statements.

KELYNIAM GLOBAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
For the three months ended March 31, 2008, and 2007 and for the Period
From Inception (December 30, 2005) to March 31, 2008

	Three Months Ended March 31,			From Inception Through March 31,
	2008		2007	2008

OPERATING REVENUES
Revenues		$5,450	$24,456		$121,267

OPERATING EXPENSES
General and administrative expenses		16,356	12,933		120,476
Professional fees		17,050	10,430		111,938
Officer Compensation Expense		30,000	--		130,000

Total operating expenses		63,406	23,363		362,414

Income (Loss) before other income (expense) and income taxes		(57,956)	1,093		(241,147)

OTHER INCOME (EXPENSE)
Interest expense (net)		(1,179)	(579)		(6,407)
Loss on sale of securities		--	--		(39,469)
Total other income (expense)		(1,179)	(579)		(45,876)

NET INCOME (LOSS)	$	(59,135)	$514	$	(287,023)

Other comprehensive income (loss):
Net income (loss)	$	(59,135)	$514	$	(287,023)
Unrealized loss on investment securities		--	(423)		--

Total comprehensive income (loss)	$	(59,135)	$91	$	(287,023)

Weighted average shares outstanding:
Basic and diluted		8,122,077	8,091,655		8,122,077

(Loss) available to common shareholders per share
Basic and diluted	$	( .007)	$.00	$	( .04)

The accompanying notes are an integral part of the financial statements.

KELYNIAM GLOBAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (unaudited)
For the Three Months ended March 31, 2008 and 2007 and for the Period
From Inception (December 30, 2005) through March 31, 2008

	Three Months Ended March 31,			From Inception through March 31,
	2008		2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$	(59,135)	$514	$ (287,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation		3,925	3,925	26,128
Loss on sale of securities		--	--	39,469
Stock issued for services		30,000	--	142,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable		150	(192)	(1,050)
Other assets		676	--	(486)
Accounts payable and accrued expenses		11,087	6,359	96,354

NET CASH FLOWS FROM OPERATING ACTIVITIES		(13,297)	10,606	15,392

CASH FLOWS FROM INVESTING ACTIVIES
Purchase of marketable securities		--	(400)	(213,918)
Sale of marketable securities		--	--	174,449
Net borrowings from related parties		(3,906)	(6,457)	(17,973)
Acquisition of fixed assets		(575)	--	(1,611)

NET CASH FLOWS FROM INVESTING ACTIVITIES		(4,481)	(6,857)	(59,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions received		--	20	3,920
Issuance of common stock		19,500	--	59,199
Repayment of long term debt		(1,835)	(1,705)	(11,038)
Net borrowings from loan payable		--	(100)	--

NET CASH FLOWS FROM FINANCING ACTIVITIES		17,665	(1,785)	52,081

NET INCREASE (DECREASE) IN CASH		(113)	1,964	8,420
CASH AT BEGINNING OF PERIOD		8,533	1,966	--
CASH AT END OF PERIOD		$8,420	$3,930	8,420

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid		$--	$--	$--
Interest paid		$1,179	$579	$6,457

NONCASH INVESTING AND FINANCING ACTIVITIES
Officer/Director loan for fix assets		$--	$--	$37,913
Fixed assets purchased through issuance of notes payable		$--	$--	$40,098
Stock issued for services		$30,000	$--	$142,000

The accompanying notes are an integral part of the financial statements.

KELYNIAM GLOBAL, INC.
(A Development Stage Company, Date of Inception December 30, 2005)
NOTES TO FINANCIAL STATEMENTS (unaudited)
MARCH 31, 2008

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

The accompanying interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s 2007 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 11, 2008.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

Going Concern

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the unaudited interim financial statements, losses from December 30, 2005 (inception) to March 31, 2008 aggregated $287,023 and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing.

Management anticipates that financing will be required in order to further the Company’s development and growth.  Currently, no engagements have been made for this financing and the Company cannot determine if and when this financing could or will be made available.  No assurance can be given that there will be sources of financing available to the Company.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The interim financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Company

As of March 31, 2008, the Company has not produced significant revenues from its engineering and management consulting services. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in SFAS No. 7, “Accounting for Development Stage Entities.” Among the disclosures required by SFAS No. 7 are that the Company’s unaudited interim financial statements be identified as those of a development stage company. In addition, the statements of operations and comprehensive loss and cash flows are required to disclose all activity since the Company’s date of inception.

The Company will continue to prepare its unaudited interim financial statements and related disclosures in accordance with SFAS No. 7 until such time that the Company’s services have generated significant revenues.

Common Stock Split

On December 10, 2007, the Company effected a two-for-one stock split. All share and per share information has been retroactively adjusted to reflect the stock split.

KELYNIAM GLOBAL, INC.
(A Development Stage Company, Date of Inception December 30, 2005)
NOTES TO FINANCIAL STATEMENTS (unaudited)
MARCH 31, 2008

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

Cost used in the computation of realized gains and losses is determined using the average cost method.  As of December 31, 2007, the Company has closed the account that was used for investment purposes, therefore, during the three months ended March 31, 2008, there were no sales of marketable securities; however there were sales of marketable securities during the year ended December 31, 2007 in the amount of $13,487 resulting in net losses of $6,187.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the unaudited interim financial statements and related disclosures, in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited interim financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Earnings (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. At March 31, 2008 and December 31, 2007, there were no potentially dilutive shares excluded from the calculation of earnings (loss) per share.  The weighted average number of common shares outstanding reflects the two for one (2:1) forward stock split effective December 10, 2007.

Employee Compensation

For the three months ended March 31, 2008, the Company entered into an agreement with Mr. Richard G. Owston for a stock compensation package in exchange for services for the amount of $30,000 for a total of 150,000 shares of common stock.  The Company’s interim financial statements reflect this officer compensation package.

Recent Accounting Pronouncements

The Company does not believe recent accounting pronouncements have a material impact on its interim financial statements.

KELYNIAM GLOBAL, INC.
(A Development Stage Company, Date of Inception December 30, 2005)
NOTES TO FINANCIAL STATEMENTS (unaudited)
MARCH 31, 2008

NOTE 3 -	ISSUANCE OF COMMON STOCK

The Company caused to be in effect a two for one (2:1) forward stock split with the certificates of record as of December 10, 2007 and the following discussion of the Company’s common stock reflects this forward split.

From January 1, 2008, through March 31, 2008, the Company issued a total of 247,500 shares of common stock at a price of $.20 per share for a total of $19,500 in cash, and $30,000 for services by a recently appointed affiliate.  The accompanying unaudited interim financial statements reflect these most recent issuances.

NOTE 4 -	LONG-TERM DEBT

The Company’s long-term debt consists of the following:

Description	Interest Rate	Due Date	March 31, 2008
Automobile loan payable in monthly installments of $370.68 including interest, collateralized by the automobile	5.9%	2011	$13,748

Automobile loan payable in monthly installments of $403.89 including interest, collateralized by the automobile	5.9%	2011	15,312

			29,060

Less: current notes payable			7,833

			$21,227

Long-term debt matures as follows:

The three months ended March 31,
2009	$7,833
2010	8,308
2011	8,812
Year Ended 2011	4,107
Total	$29,060

NOTE 5-	RELATED PARTY TRANSACTIONS

One of the officer/directors of the Company has made interest free advances to the Company. During 2005, the officer contributed office furnishings and equipment in the amount of $1,913.  During 2006, the officer made a loan to the Company, in the amount of $13,000, by way of an automobile trade.  As of March 31, 2008, the balance of this loan payable is $10,985.  The balance of this loan will be paid as cash flow permits.

Another of the officer/directors of the Company has made interest free advances to the Company. During 2005, the officer contributed computer equipment in the amount of $3,000.  During 2006, the officer made a loan to the Company, in the amount of $20,000, by way of an automobile trade.  As of March 31, 2008, the balance of this loan payable is $8,875.  The balance of this loan will be paid as cash flow permits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report and incorporated by reference in the audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s 2007 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 11, 2008.  Historical results and percentage relationships among any amounts in these unaudited financial statements are not necessarily indicative of trends in operating results for any future period.

The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.  The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Overview of Business

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

Plan of Operations

Kelyniam Global, Inc. has historically generated revenue by providing engineering consulting for large scale manufactures and or directly owning a diversified group of businesses that we provide consulting work for that generate cash and consistently earn above average returns on capital.  The Company intents on acquiring contracts with small and large scale engineering and manufacturing companies in the United States and abroad as a primary vendor approved representative.  The Company has recently begun investigating the use of CADCAM technology in the medical industries.  Kelyniam Global, Inc. believe that with our expertise with high tolerance manufacturing, we can assist the medical industry in providing a better product to patients by the use of Bio-CADCAM technology.

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

Critical Accounting Policies and Estimates

Refer to the audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s 2007 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 11, 2008.

Results of Operations

The following comparisons in results of operations are based on the three months ended March 31, 2008 and 2007 as reflected in the unaudited interim financial statements included in this prospectus.

Revenues from contractual and non-contractual consulting performed for three months ended March 31, 2008 were $5,450, as compared to revenues of $24,456 from three months ended March 31, 2007.  The Company did not have any formal contract to perform consulting after May 10, 2007, which resulted in the reduction of revenue during the three months ended March 31, 2008.

Operating expenses for the three months ended March 31, 2008 were $63,406 as compared to an expense in the amount of $23,363 for the three months ended March 31, 2007.  The primary components of operation expenses for the periods were general and administrative expenses, professional fees. For the three months ended March 31, 2008, there was an increase in general and administrative expenses in the amount of $3,423, attributed to the Company’s continued normal phases of day-to-day operations; a $6,620 increase in professional fees, primarily due to fees incurred in order for the Company to become a fully reporting publicly traded company; and an increase in officer compensation expense in the amount of $30,000 for shares issued to directors of the Company for services.

The Company had other expenses of $1,179 for the three months ended March 31, 2008, as compared to $579 for the three months ended March 31, 2008.  The other expenses primarily consist of interest expense.  The $600 increase in interest expense for the three months ended March 31, 2008 are primarily related to the Company incurring debt in the acquisition of assets through financing.

From our Inception through March 31, 2008, the Company has recorded losses on the sales of marketable securities in the amount of $39,469.  Management has decided to limit investments in marketable securities until a more profitable situational occurs, and a significant reduction of current liabilities has been obtained; subsequently has closed its investment account as of December 31, 2007.

As a result of the foregoing, we had a net loss for the three months ended March 31, 2008 of $59,135 and a net income of $514 for the three months ended March 31, 2007.

Liquidity and Capital Resources

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

Our office space is currently leased through a non-cancelable operating lease which expires December 31, 2008.  The minimum rental expense projected for fiscal 2008 is $6,060.

The following comparisons in liquidity and capital resources are based on the three months ended March 31, 2008 and 2007 as reflected in the unaudited interim financial statements included in this prospectus.

During the three months ended March 31, 2008 we had net cash used in operating activities of $13,297, as compared to net cash from operating activities of $10,606 for the three months ended March 31, 2007.  The decrease in cash from operating activities for the three months ended March 31, 2008 resulted primarily from non-cash charges for stock issued for services along with a increase in the Company’s accounts payable consisting primarily of accounting and legal fees incurred during that period, decrease in accounts receivable, increase in other assets, depreciation of assets, loss on sale of securities and the Company’s overall net loss for that period.

We had net cash used in investing activities of $4,481 for the three months ended March 31, 2008, as compared to $6,857 used in the three months ended March 31, 2007.  The net cash used in investing activities during both three month periods resulted primarily from the purchase of marketable securities and fixed assets and net borrowings from related parties.

We had net cash provided by financing activities of $17,665 for the three months ended March 31, 2008, as compared to net cash used in financing activities of $1,785 for the three months ended March 31, 2007.  The cash provided by financing activities during the three months ended March 31, 2008 was primarily a result of cash received from the issuance of common stock, offset by the repayment of long-term debt.

As a result of the foregoing, the Company had a net decrease of $113 in cash resulting in a total cash of $8,420 for the three months ended March 31, 2008, as compared to a $1,964 increase in cash resulting in a total cash of $3,930 for the three months ended March 31, 2007.

One of the officer/directors of the Company has made interest free advances to the Company.  At the Company’s inception in 2005, the officer contributed office furnishings and equipment in the amount of $1,913.  During Fiscal 2006, the officer made a loan to the Company, in the amount of $13,000, by way of an automobile trade.  As of March 31, 2008, the balance of this loan payable is $10,985.  The balance of this loan will be paid as cash flow permits.

Another of the officer/directors of the Company has made interest free advances to the Company. At the Company’s inception in 2005, the officer contributed computer equipment in the amount of $3,000.  During Fiscal 2006, the officer made a loan to the Company, in the amount of $20,000, by way of an automobile trade.  As of March 31, 2008, the balance of this loan payable is $8,875. The balance of this loan will be paid as cash flow permits.

The Company had entered into notes payable for fixed assets in the amount of $40,098 during Fiscal 2006.  There were no additional purchases made in Fiscal 2007.  The notes payable incurred in 2006 are primarily for two automobiles that are being repaid at an interest rate of 5.9% and both notes are due to be paid in full by the year 2011.

The revenues generated by the Company for the three months ended March 31, 2008, were used toward the repayment of debts incurred as a result of operations.  The Company will continue to maintain limited cash on hand until all debts the Company has incurred have been repaid.  The Company currently has a debt load of approximately $145,274.  The Company’s ability to repay this debt is dependent on the Company’s ability to obtain and maintain revenue generating contracts to provide engineering consulting work in the future.

Off-balance Sheet Arrangements

The Company currently has no Off-balance sheet arrangements.

Going Concern

Because we are a new and expanding Company with a limited history of revenues, and a limited history of operations, and currently we have only a limited generating contract, our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that:  (i) information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and (ii) information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure by the Company.

Changes in Internal Controls

During the three months ended March 31, 2008, the Company brought into effect monthly internal control meetings to review and consent to the internal management and accounting practices for the previous month.  Since the Company is a development stage company, whose employees are closely monitored, there is no risk of fraud or non-compliance with required laws and regulations.

The above internal control change has no effect on the Company’s financial reporting nor has it had material affect, or will reasonably likely have a material affect, on its financial reporting that occurred during the three months ended March 31, 2008.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2008, the Company filed a Current Report on Form 8-K, reflecting an agreement that was entered into with Mr. Richard G. Owston, for a stock compensation package in which 150,000 shares were issued to Mr. Owston valued at $30,000 in exchange for services on the Company’s board of directors.   Mr. Owston also purchased 50,000 shares of common stock for the amount of $10,000 for his personal investment purposes.  The Company’s interim financial statements reflect this compensation package.

Also, during the three months ended March 31, 2008, the Company sold 80,000 shares of our common stock at a price of $.20 per share for total cash proceeds of $16,000.  Of these shares, 50,000 shares were purchased by affiliate, Richard Owston, Director, for his own personal investment.  The funds were used for working capital purposes and general expenses.

The above 230,000 shares of our common stock are subject to the resale restrictions of Rule 144. In General, effective February 15, 2008, affiliates holding restricted securities must hold their shares for a period of at least six months, and otherwise comply with the requirements of Rule 144. Effective February 15, 2008, these restrictions do not apply to re-sales under Rule 144 for non-affiliates holding unregistered shares for at least six months. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

Company Share Structure

The Company caused to be in effect a two for one (2:1) forward stock split with the certificates of record as of December 10, 2007 and the following discussion of the Company’s common stock reflects this forward split.

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

On August 10, 2007, the Company filed Form D, Notice of Sale of Securities Pursuant to Regulation D, Section 4(6), and/or Uniform Limited Offering Exemption, authorizing the sale of securities in the State of Arkansas under Rule 506.

From August 10, 2007 through March 31, 2008, the Company issued for services and or sold 407,620 shares under the provision of Rule 506, regulation D to 35 non accredited investors, and 4 accredited investors at a price between $.10 and $.20 per share.  From August 10, 2007 through March 31, 2008, the Company issued for services and or sold 1,275,000 to 3 affiliates at a price between $.10 and $.20 per share.

On March 31, 2008, the Company notified the State of Arkansas Securities Department that it had completed its sale of securities and sent a termination notice accordingly.

The Company filed a registration statement on Form SB-2 as amended on January 28, 2008 in order to register 601,300 shares for resale of the Company’s common stock, in which 120,000 shares are affiliates.  This registration statement was declared effective on January 30, 2008.

From January 1, 2008 through March 31, 2008, 3 affiliates registered a total of 210,000 shares for resale under the provisions of Rule 144.  On March 31, 2008, the Company had a total of 811,300 shares of common stock registered in which 330,000 shares are held by affiliates, and 481,300 shares are non affiliates.

As of March 31, 2008, the Company has a total of 61 shareholders of which 5 are affiliates and 56 are non affiliates.  The following table outlines the Company’s common share structure:

Authorized Stock	10,000,000 common shares
Outstanding Stock	9,761,300 common shares
Tradable Float	811,300 common shares

ITEM 6.	EXHIBITS

Exhibit #	Name and/or Identification of Exhibit

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Attached.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed on behalf by the following persons in the capacities and on the date indicated in Little Rock, Arkansas.

KELYNIAM GLOBAL, INC.

Date: May 12, 2008	By:	/s/ James Ketner
James Ketner
President/CEO/Chairman
Principal Financial Officer and Principal Accounting Officer

Date: May 12, 2008	By:	/s/ Michelle LynRay
Michelle LynRay
Secretary/Treasurer/Director