Form 10QSB/A
period 2008-03-31
Kelyniam Global, Inc.
filed 2008-05-16
CIK 1372114

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

EXPLANATORY NOTE

Kelyniam Global, Inc (the “Company”) filed a Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008 with the Securities and Exchange Commission on May 15th, 2008.  The financial statements as presented in the Quarterly Report were not audited or reviewed by the Company’s principal auditors, Malone and Bailey, PC, and have been provided solely by the Company’s management.  The language in Item 1 of the financial statements has been changed to reflect that the financial report filed on Form 10Q-SB have been prepared solely by management, and have not  been audited or reviewed by our independent accounting firm.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s 2007 Audited Annual Report, Form 10-KSB, filed with the Commission on March 11, 2008 for its critical accounting policies.  The interim first quarter financial statements have been prepared solely by management, and have not been audited or reviewed by our independent accounting firm.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

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

KELYNIAM GLOBAL, INC.

Date: May 16, 2008	By:	/s/ James Ketner
James Ketner
President/CEO/Chairman
Principal Financial Officer and Principal Accounting Officer

Date: May 16, 2008	By:	/s/ Michelle LynRay
Michelle LynRay
Secretary/Treasurer/Director