Form 10QSB/A
period 2008-03-31
Kelyniam Global, Inc.
filed 2008-06-16
CIK 1372114

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 2
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

KELYNIAM GLOBAL, INC.
(A Development Stage Company, Date of Inception December 30, 2005)
BALANCE SHEETS (unaudited)
As of March 31, 2008 and December 31, 2007

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,420	$8,533
Accounts receivable	1,050	1,200

Total Current Assets	9,470	9,733

Fixed assets, net of accumulated depreciation of $26,128, and $22,203 respectively	53,494	56,844

Other assets	486	1,162

TOTAL ASSETS	$63,450	$67,739

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current portion of notes payable	$7,833	$7,719
Accounts payable and accrued expenses	96,354	85,267
Loans payable – related parties	19,860	23,766

Total Current Liabilities	124,047	116,752

Notes payable, net of current portion	21,227	23,176

TOTAL LIABILITIES	145,274	139,928

SHAREHOLDERS’ DEFICIT
Common stock, $.001 Par Value, 10,000,000 shares authorized 9,761,300 and 9,513,800 shares issued and outstanding respectively	9,761	9,513
Additional paid-in capital	195,438	146,186
Retained deficit	(287,023)	(227,888)

TOTAL SHAREHOLDERS’ DEFICIT	(81,824)	(72,189)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$63,450	$67,739

The accompanying notes are an integral part of the financial statements.

KELYNIAM GLOBAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
For the three months ended March 31, 2008, and 2007 and for the Period
From Inception (December 30, 2005) to March 31, 2008

	Three Months Ended March 31,			From Inception Through March 31,
	2008		2007	2008

OPERATING REVENUES
Revenues		$5,450	$24,456		$121,267

OPERATING EXPENSES
General and administrative expenses		46,356	12,933		250,476
Professional fees		17,050	10,430		111,938

Total operating expenses		63,406	23,363		362,414

Operating income (loss)		(57,956)	1,093		(241,147)

OTHER INCOME (EXPENSE)
Interest expense (net)		(1,179)	(579)		(6,407)
Loss on sale of securities		--	--		(39,469)
Total other income (expense)		(1,179)	(579)		(45,876)

NET INCOME (LOSS)	$	(59,135)	$514	$	(287,023)

Other comprehensive loss:
Unrealized loss on investment securities		--	(423)		--

Total comprehensive income (loss)	$	(59,135)	$91	$	(287,023)

Weighted average shares outstanding:
Basic and diluted		9,578,827	8,082,680

(Loss) available to common shareholders per share
Basic and diluted	$	( .01)	$.00

The accompanying notes are an integral part of the financial statements.

KELYNIAM GLOBAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (unaudited)
For the Three Months ended March 31, 2008 and 2007 and for the Period
From Inception (December 30, 2005) through March 31, 2008

	Three Months Ended March 31,			From Inception through March 31,
	2008		2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$	(59,135)	$514	$ (287,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation		3,925	3,925	26,128
Loss on sale of securities		--	--	39,469
Stock issued for services		30,000	--	142,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable		150	(192)	(1,050)
Other assets		676	--	(486)
Accounts payable and accrued expenses		11,087	6,359	96,354

NET CASH FLOWS FROM OPERATING ACTIVITIES		(13,297)	10,606	15,392

CASH FLOWS FROM INVESTING ACTIVIES
Purchase of marketable securities		--	(400)	(213,918)
Sale of marketable securities		--	--	174,449
Advances to related parties		(3,906)	(6,457)	(17,973)
Acquisition of fixed assets		(575)	--	(1,611)

NET CASH FLOWS FROM INVESTING ACTIVITIES		(4,481)	(6,857)	(59,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions received		--	20	3,920
Issuance of common stock		19,500	--	59,199
Repayment of long term debt		(1,835)	(1,705)	(11,038)
Borrowings from loan payable		--	(100)	--

NET CASH FLOWS FROM FINANCING ACTIVITIES		17,665	(1,785)	52,081

NET INCREASE (DECREASE) IN CASH		(113)	1,964	8,420
CASH AT BEGINNING OF PERIOD		8,533	1,966	--
CASH AT END OF PERIOD		$8,420	$3,930	8,420

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid		$--	$--	$--
Interest paid		$1,179	$579	$6,457

NONCASH INVESTING AND FINANCING ACTIVITIES
Officer/Director loan for fix assets		$--	$--	$37,913
Fixed assets purchased through issuance of notes payable		$--	$--	$40,098
Stock issued for services		$30,000	$--	$142,000

The accompanying notes are an integral part of the financial statements.

KELYNIAM GLOBAL, INC.
(A Development Stage Company, Date of Inception December 30, 2005)
NOTES TO FINANCIAL STATEMENTS (unaudited)
MARCH 31, 2008

NOTE 1 -	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Kelyniam Global, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Kelyniam’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the form 10-K have been omitted.

NOTE 2 -	GOING CONCERN

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

The Company caused to be in effect a two for one (2:1) forward stock split with the certificates of record as of December 10, 2007 and the following discussion of the Company’s common stock reflects this forward stock split.  All share and per share amounts have been adjusted as if the split occurred on the first day of the first period presented.

From January 1, 2008, through March 31, 2008, the Company issued a total of 247,500 shares of common stock at a price of $.20 per share for a total of $19,500 in cash, and $30,000 for services by a recently appointed affiliate.

NOTE 4-	RELATED PARTY TRANSACTIONS

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

NOTE 5 -	SUBSEQUENT EVENT

In April 2008, James Ketner, President, was issued 200,000 common shares for services rendered.

On May 29, 2008, we filed an amendment to Form 8-k completing the acquisition of M2-Systems, LLC.  Currently, we are in the process of merging M2-System’s financials into Kelyniam Global, Inc.  We intend for our next quarterly report to reflect this acquisition.

NOTE 6 -	RECLASSIFICATIONS

Certain prior year amount have been reclassified to agree to 2008 classifications.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We had net cash used in investing activities of $4,481 for the three months ended March 31, 2008, as compared to $6,857 used in the three months ended March 31, 2007.  The net cash used in investing activities during both three month periods resulted primarily from the advances to related parties.

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

Subsequent to this Evaluation, we became aware that our disclosure controls and procedures are not effective to provide timely periodic financial reporting that are in compliance of SEC regulations. Specifically, we filed our First quarter Form 10-Q without the review of our independent registered public accountants. By filing this amendment No. 2 of our Form 10-Q, we are correcting this deficiency. The Company will take further steps to prevent this situation from happening again.

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

KELYNIAM GLOBAL, INC.

Date: June 16, 2008	By:	/s/ James Ketner
James Ketner
President/CEO/Chairman
Principal Financial Officer and Principal Accounting Officer

Date: June 16, 2008	By:	/s/ Michelle LynRay
Michelle LynRay Secretary/Treasurer/Director